Form 10-Q/A
period 1998-06-26
RIVER HOLDING CORP
filed 1998-09-01
CIK 1061892

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER - 333-56135

                                  ----------

                              RIVER HOLDING CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  ----------

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

Yes [_] No [_]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 6,312,500 on July 31, 1998.

================================================================================

     The undersigned Registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarter ended June 26, 1998, as set forth below:

PART I.   FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          1. The Registrant hereby amends Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations," to read in its entirety as follows:

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                          QUARTER ENDED      SIX MONTH PERIOD ENDED
                                                           (UNAUDITED)            (UNAUDITED)
                                                        ------------------    -------------------
                                                         JUNE 27, JUNE 26,    JUNE 27,   JUNE 26,
                                                           1997     1998        1997       1998
                                                        --------  --------    --------  ---------
                                                      (dollars in thousands) (dollars in thousands)
Net sales............................................   $25,106   $ 22,432     $49,093   $ 46,697
Cost of sales........................................    13,148     12,116      25,388     25,142
                                                        --------  --------     -------   --------
  Gross profit.......................................    11,958     10,316      23,705     21,555
Selling expenses.....................................     2,457      2,373       4,789      4,691
Distribution expenses................................     1,286      1,249       2,547      2,698
General and administrative expenses..................     2,552      2,603       5,498      5,676
Research and development expenses....................       477        466         895        940
Provision for equity participation plan..............     1,687     61,965       3,654     63,939
Provision for retention payments.....................        --         --          --      4,754
                                                        --------  --------     -------   --------

Total operating expenses.............................     8,459     68,656      17,383     82,698
                                                        --------  --------     -------   --------

Operating income (loss)..............................     3,499    (58,340)      6,322    (61,143)
Add back: Provision for equity participation plan....     1,687     61,965       3,654     63,939
Add back: Provision for retention payments...........        --      4,754          --      4,754
                                                        --------  --------     -------   --------

Operating income before provisions for equity
 participation plan and retention payments...........   $ 1,812   $  8,379     $ 2,668   $  7,550
                                                        ========  ========     =======   ========

                                                        QUARTER ENDED               SIX MONTH PERIOD ENDED
                                                    ---------------------            --------------------
                                                     JUNE 27,    JUNE 26,            JUNE 27,    JUNE 26,
                                                       1997        1998                1997        1998
                                                     --------    --------            --------    --------
Net sales...........................................   100.0%    100.0%              100.0%      100.0%
Cost of sales.......................................    52.4      54.0                51.7        53.8
                                                       -----     -----               -----       -----
  Gross profit......................................    47.6      46.0                48.3        46.2
Selling expenses....................................     9.8      10.6                 9.8        10.0
Distribution expenses...............................     5.1       5.6                 5.2         5.8
General and administrative expenses.................    10.2      11.6                11.2        12.2
Research and development expenses...................     1.9       2.1                 1.8         2.0
Provision for equity participation plan.............     6.7     276.2                 7.4       136.9
Provision for retention payments....................      --        --                  --        10.2
                                                       -----     -----               -----       -----

Total operating expenses............................    33.7     306.1                35.4       177.1
                                                       -----     -----               -----       -----

Operating income (loss).............................    13.9    (260.1)               12.9      (130.9)
Add back: Provision for equity participation plan...     6.7     276.2                 7.4       136.9
Add back: Provision for retention payments..........      --      21.2                  --        10.2
                                                       -----     -----               -----       -----

Operating income before provisions for equity
 participation plan and retention payments..........     7.2%     37.4%                5.4%       16.2%
                                                       =====     =====               =====       =====

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

     The Company's gross profit for the second quarter of 1998 was $10.3 million, a decline of $1.6 million or 13.7% from the second quarter of 1997. As a percentage of sales, the Company's gross profit margin was 46.0% in the second quarter of 1998, as compared to 47.6% in the second quarter of 1997. This decline was primarily due to lower sales volumes in the second quarter of 1998 as compared to 1997.

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

     The provision for retention payments, including related employer payroll taxes, was $4.8 million in the second quarter of 1998. These payments were made to substantially every employee in the Company and were intended to ensure the continued employment of all employees after the Recapitalization. No future payments are anticipated.

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

     The Company's gross profit for the first half of 1998 was $21.6 million, a decline of $2.2 million or 9.1% from the first half of 1997. As a percentage of sales, the Company's gross profit margin was 46.2% in the first half of 1998, as compared to 48.3% in the first half of 1997. This decline was primarily due to lower sales volumes in the first half of 1998 as compared to 1997 and due to the under absorption of overhead resulting from the Company's efforts to reduce inventory levels in combination with a relatively consistent level of sales volumes. On an interim basis, the Company allocates actual manufacturing costs between cost of sales and inventory based on actual production levels. The Company decreased production and reduced inventories by $1.5 million in the first half of 1998 as compared to an increase in inventories of $1.6 million in the first half of 1997. The decline in inventories caused approximately $0.9 million of additional overhead to be charged to cost of sales in the first half of 1998.

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

     The provision for retention payments, including related employer payroll taxes, was $4.8 million in the first half of 1998. These payments were made to substantially every employee in the Company and were intended to ensure the continued employment of all employees after the Recapitalization. No future payments are anticipated.

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


                              RIVER HOLDING CORP.,
                              a Delaware corporation


August 31, 1998               By:  /s/ Jay R. Ogram
                                   --------------------------------------
                                   Jay R. Ogram
                                   Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)