Form 10-Q
period 1998-09-25
RIVER HOLDING CORP
filed 1998-11-09
CIK 1061892

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 25, 1998
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period from __________ TO __________

                      Commission file number - 333-56135

                              __________________

                              RIVER HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                              __________________

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

Yes [_]  No [_]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 6,312,500 on October 31, 1998.

================================================================================

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                       Quarter Ended September 25, 1998

                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements of River Holding Corp.(Unaudited):

                             Consolidated Balance Sheet as of September 25, 1998 ........................  2

                             Consolidated Statements of Operations for the Three Months
                             and Six Months Ended September 25, 1998.....................................  4

                             Consolidated Statements of Cash Flows for the Six Months
                             Ended September 25, 1998....................................................  5

                             Notes to Consolidated Financial Statements..................................  6

                    Consolidated Financial Statements of Hudson Respiratory Care Inc. (Unaudited):

                             Consolidated Balance Sheets as of December 26, 1997 and
                             September 25, 1998.........................................................  10

                             Consolidated Statements of Operations for the Three Months Ended
                             September 26, 1997 and September 25, 1998 and for the Nine Months
                             Ended September 26, 1997 and September 25, 1998............................  12

                             Consolidated Statements of Cash Flows for the Nine Months
                             Ended September 26, 1997 and September 25, 1998............................  13

                             Notes to Consolidated Financial Statements.................................  15

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...............................................................  19

           Item 3.  Quantitative and Qualitative Disclosures About Market Risks.........................  31

PART II.   OTHER INFORMATION
           Item 1.  Legal Proceedings...................................................................  32
           Item 2.  Changes in Securities...............................................................  32
           Item 3.  Defaults Upon Senior Securities.....................................................  32
           Item 4.  Submission of Matters to a Vote of Security Holders.................................  32
           Item 5.  Other Information...................................................................  32
           Item 6.  Exhibits and Reports on Form 8-K....................................................  32

SIGNATURE...............................................................................................  33

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                    ASSETS
                                    ------
                         (Dollar Amounts in Thousands)


                                                                                                     SEPTEMBER 25,
                                                                                                         1998
                                                                                               -------------------------
                                                                                                      (UNAUDITED)
CURRENT ASSETS:
   Cash and short-term investments...........................................................           $  1,306
   Accounts receivable, less allowance for doubtful accounts of $391.........................             18,963
   Inventories...............................................................................             17,412
   Other assets..............................................................................              1,260
                                                                                                        --------
      Total current assets...................................................................             38,941
                                                                                                        --------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization                           47,845
                                                                                                        --------

OTHER ASSETS:
   Deferred tax asset........................................................................             15,369
   Deferred financing costs, net.............................................................             12,153
   Intangible assets, net....................................................................              4,457
   Other assets..............................................................................                344
   Goodwill, net.............................................................................            140,009
                                                                                                        --------
                                                                                                         172,332
                                                                                                        --------
                                                                                                        $259,118
                                                                                                        ========

The accompanying notes are an integral part of this consolidated balance sheet.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------
                         (Dollar Amounts in Thousands)


                                                                                                SEPTEMBER 25,
                                                                                                   1998
                                                                                           -------------------------
                                                                                                  (UNAUDITED)
CURRENT LIABILITIES:
   Notes payable to bank...............................................................               $  1,000
   Accounts payable....................................................................                  5,364
   Accrued liabilities.................................................................                 10,575
                                                                                                      --------
     Total current liabilities.........................................................                 16,939
                                                                                                      --------

SENIOR SUBORDINATED NOTES PAYABLE......................................................                115,000
                                                                                                      --------
NOTES PAYABLE TO BANK, net of current portion..........................................                 37,000
                                                                                                      --------
   Total liabilities...................................................................                168,939
                                                                                                      --------

MINORITY INTEREST......................................................................                      -
                                                                                                      --------
MANDATORILY REDEEMABLE PREFERRED STOCK, $100 par value:  Authorized--300,000 shares;
   issued and outstanding--300,000; liquidation preference:  $30,000...................                 29,000
   Accrued preferred stock dividend, payable-in-kind...................................                  1,648
                                                                                                      --------
                                                                                                        30,648
                                                                                                      --------
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, no par value:
   Authorized--15,000,000 shares; issued and outstanding--6,312,500 shares.............                 63,125
   Retained earnings...................................................................                 (3,594)
                                                                                                      --------
                                                                                                        59,531
                                                                                                      --------
                                                                                                      $259,118
                                                                                                      ========

The accompanying notes are an integral part of this consolidated balance sheet.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                         (Dollar Amounts in Thousands)


                                                                        Three                Six Months
                                                                     Months Ended              Ended
                                                                   ------------------     -------------
                                                                       Sept. 25,             Sept. 25,
                                                                         1998                  1998
                                                                   ------------------     -------------
                                                                      (unaudited)          (unaudited)
NET SALES......................................................    $      22,130          $      44,562
COST OF SALES..................................................           12,113                 24,794
                                                                   -------------          -------------
Gross Profit...................................................           10,017                 19,768
                                                                   -------------          -------------

OPERATING EXPENSES:
  Selling......................................................            2,489                  4,862
  Distribution.................................................            1,251                  2,500
  General and administrative...................................            2,772                  5,375
  Research and development.....................................              475                    941
  Amortization of goodwill.....................................            1,190                  2,380
                                                                   -------------          -------------
                                                                           8,177                 16,058
                                                                   -------------          -------------
Income from operations.........................................            1,840                  3,710
                                                                   -------------          -------------
OTHER INCOME AND (EXPENSES):
  Interest expense.............................................           (3,488)                (6,708)
  Other, net...................................................             (513)                  (247)
                                                                   -------------          -------------
                                                                          (4,001)                (6,955)
                                                                   -------------          -------------
Loss before benefit for income taxes...........................           (2,161)                (3,245)
BENEFIT FOR INCOME TAXES (Note 5)..............................              865                  1,299
                                                                   -------------          -------------
Net loss.......................................................           (1,296)                (1,946)
Preferred stock dividends......................................              872                  1,648
                                                                   -------------          -------------
Net loss available to common shareholders......................    $      (2,168)         $      (3,594)
                                                                   =============          =============


  The accompanying notes are an integral part of this consolidated statement.

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                      ------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                         (Dollar Amounts in Thousands)

                                                                                                            Six Months Ended
                                                                                                              September 25,
                                                                                                                 1998
                                                                                                           ------------------
                                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................................................     $      (1,946)
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization.....................................................................             6,368
  Changes in assets and liabilities, net of amounts acquired or assumed:
    Increase in accounts receivable...................................................................              (222)
    Increase in inventories...........................................................................              (603)
    Increase in other current assets..................................................................              (507)
    Increase in other assets..........................................................................              (279)
    Decrease in other non-current assets..............................................................               975
    Increase in accounts payable......................................................................             2,282
    Increase in accrued liabilities...................................................................             4,882
                                                                                                           -------------
      Net cash provided by operating activities.......................................................            10,950
                                                                                                           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Hudson Respiratory Care Inc..........................................................          (248,000)
  Acquisition of Gibeck, Inc..........................................................................            (3,352)
  Increase in intangible assets.......................................................................              (271)
  Purchases of property, plant and equipment..........................................................            (2,429)
                                                                                                           -------------
      Net cash used in investing activities...........................................................          (254,052)
                                                                                                           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to bank..................................................................            (2,000)
  Proceeds from senior subordinated notes.............................................................           115,000
  Proceeds from borrowings on bank credit facility....................................................            40,000
  Increase in financing costs.........................................................................              (717)
  Sale of common and preferred stock, net of transaction costs........................................            92,125
                                                                                                           -------------
      Net cash provided by financing activities.......................................................           244,408
                                                                                                           -------------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS.......................................................             1,306
CASH AND SHORT-TERM INVESTMENTS, beginning of period..................................................                --
                                                                                                           -------------
CASH AND SHORT-TERM INVESTMENTS, end of period........................................................     $       1,306
                                                                                                           =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the quarter for:
   Interest...........................................................................................     $       2,377
                                                                                                           =============

   Income taxes.......................................................................................     $       1,659
                                                                                                           =============

  The accompanying notes are an integral part of this consolidated statement.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              September 25, 1998
                              ------------------
                                  (unaudited)

1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by River Holding Corp. ("Holding") and Hudson Respiratory Care, Inc. (the "Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 25, 1998, the results of operations for the three-month and six-month periods ended September 25, 1998, and the cash flows for the six-month period ended September 25, 1998 pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although Holding believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated balance sheet of Holding as of March 27, 1998 and with the Company's 1997 audited financial statements and the notes thereto included in Holding's Form S-4 filed with the SEC (Registration No. 333-56135). The results of operations for the period presented are not necessarily indicative of the results for a full year.

2.   Recapitalization and Basis of Accounting.  In April 1998, the Company
     ----------------------------------------
consummated a plan pursuant to which a majority of the Company was sold to Holding in accordance with an agreement and plan of merger (the
Recapitalization).

     Key components of the Recapitalization include:

     (1) common and preferred equity investments by Holding in consideration for (i) an 80.8% ownership in the Company's common stock and (ii) preferred stock with an initial liquidation preference of $30.0 million;

     (2) issuance by the Company of 91/8% senior subordinated notes with a par value of $115.0 million, maturing in 2008 (see Note 7);

     (3) execution by the Company of a new term loan facility and revolving loan facility (see Note 7);

     (4)  repayment of existing indebtedness;

     (5) payment of amounts due under the Equity Participation Plan (the Equity Participation Plan or EPP) (see Note 6);

     (6) payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2% interest in the common shares outstanding;

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

     The investment by Holding was accounted for as a purchase and the purchase price has been tentatively allocated as follows (amount in thousands):

         Assets:
           Current assets and other.........................................    $     38,038
           Property, plant and equipment....................................          47,821
           Deferred tax asset...............................................          15,076
           Deferred financing costs.........................................          11,920
           Goodwill.........................................................         142,389
                                                                                ------------
                                                                                     255,244

         Less liabilities:
           Current liabilities..............................................           7,244
                                                                                ------------

           Total purchase price paid........................................    $    248,000
                                                                                ============

     The purchase price allocation is tentative pending further analysis of the relative fair values of the assets acquired and liabilities assumed, and analysis of the deferred tax asset. Goodwill is being amortized using a 30-year life.

     Holding has no operations apart from those conducted through the Company and its subsidiaries. Accordingly, the results of operations of Holding include activities only from the date of investment through September 25, 1998. For this purpose, the operations for the Company's second quarter commencing March 27, 1998 have been included. The effect of including the period from March 27, 1998 to the acquisition is, in the opinion of management, not material to the results of operations.

     The minority interest in the Company was initially recorded at zero and the Company's losses for the period ended September 25, 1998 have been solely allocated to Holding.

3.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):

                                                                                 SEPTEMBER 25,
                                                                                     1998
                                                                               ----------------
Raw materials..............................................................    $       4,261
Work-in-process............................................................            4,316
Finished goods.............................................................            8,835
                                                                               -------------
                                                                               $      17,412
                                                                               =============




4.   Comprehensive Income. In June 1997, FASB issued Statement of Financial
     --------------------
Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. This Statement is effective for fiscal years beginning after December 15, 1997 and was adopted by Holding.

     Holding had no comprehensive income adjustments for the period ended September 25, 1998.

5.   Income Taxes.  Holding is a C corporation and the Company became a C
     ------------
corporation upon the occurrence of the Recapitalization discussed in Note 2. The deferred tax asset results from different tax bases for financial reporting and income tax purposes, primarily arising from the Recapitalization.

     The effective income tax rate for the period ended September 25, 1998 approximates the effective combined federal and state statutory rates.

6.   Equity Participation Plan.  In conjunction with the Recapitalization
     -------------------------
discussed in Note 2 the Company paid additional amounts pursuant to the EPP. This plan has now been terminated.

7.   Long-Term Debt.
     --------------

New Credit Facility

     In connection with the Recapitalization, the Company entered into a new credit agreement with a bank which provides for borrowings of up to $100,000,000. This agreement consists of two separate facilities as follows:

     Revolving credit -- maximum borrowings of $60,000,000 with a letter of credit sublimit of $7,500,000. This facility must be prepaid upon payment in full of the Term Loan facility.

     Term loan -- maximum borrowings of $40,000,000, with quarterly installments to be made through maturity.

     Interest on the New Credit Facility is based, at the option of the Company, upon either a eurodollar rate plus 2.25 percent, or a base rate plus 1.25 percent per annum. A commitment fee of 0.50 percent per annum will be charged on the unused portion of the New Credit Facility. As of September 25, 1998 the eurodollar and base rates were 5.50% and 8.25%, respectively.

     The agreement provides the bank a first security interest in substantially all of the properties and assets of the Company and a pledge of 65% of the stock of Industrias Hudson, the Company's principal subsidiary. The agreement also requires the Company to maintain certain financial ratios and financial covenants, as defined in the agreement, the most restrictive of which prohibit additional indebtedness and limit dividend payments to the Company's stockholders. Total borrowings as of September 25, 1998 were $38,000,000 under the Term Loan Facility and bear interest at 7.875 percent per annum. The New Credit Facility will mature on the sixth anniversary of the closing of the Recapitalization.

Senior Subordinated Notes

     Also related to the Recapitalization, the Company issued under an Indenture $115,000,000 of senior subordinated notes (the Notes). The Notes are fully transferable and will be general unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt of the Company.

     The Notes bear interest at a rate equal to 91/8 percent per annum from the date of issuance of the Notes. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes will mature on April 15, 2008 and will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003.

8.   Preferred Stock.  Upon consummation of the Recapitalization, Holding issued
     ---------------
300,000 shares of Series B Senior Exchangeable Payable-In-Kind (PIK) Preferred Stock subject to mandatory redemption at a liquidation preference of $100 per share, plus accumulated and unpaid dividends, if any, on April 15, 2010.

     Dividends on the preferred stock accrue at the rate per share of 111/2 percent per annum. Amounts due are payable in cash, except that on each dividend payment date occurring on or prior to April 15, 2003, dividends may be paid at Holding's option, by the issuance of additional shares of preferred stock (including fractional shares). Dividends will be payable semi-annually on April 15 and October 15 of each year commencing October 15, 1998. The preferred stock ranks junior in right of payment to all obligations of Holding and its subsidiaries. The payment made on October 15, 1998 was made by the issuance of additional shares of preferred stock.

9.   Stockholders' Equity (Deficit).  Stockholders' equity (deficit) reflects
     ------------------------------
the following (dollar amounts only in thousands):

                                                                            Common Stock
                                                                   ----------------------------
                                                                    Number of                       Retained
                                                                      Shares            Amount      Earnings       Total
                                                                   -----------         --------    ----------    ---------
BALANCE, beginning............................................            --           $    --     $       --    $      --
   Sale of common stock.......................................     6,312,500            63,125             --       63,125
   Net loss...................................................            --                --         (3,594)      (3,594)
                                                                   ---------           -------     ----------    ---------
BALANCE, September 25, 1998...................................     6,312,500           $63,125     $   (3,594)   $ (59,531)
                                                                   =========           =======     ==========    =========

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARY
                  -------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------
                         (Dollar Amounts in Thousands)

                                                                    DECEMBER 26,       SEPTEMBER 25,
                                                                       1997                1998
                                                                   --------------      --------------
                                                                                         (UNAUDITED)
CURRENT ASSETS:
Cash and short-term investments...................................    $      470         $   1,306
Accounts receivable, less allowance for doubtful accounts of $258         21,282            18,963
  and $391, at December 26, 1997 and September 25, 1998,
  respectively
Inventories.......................................................        16,613            17,412
Other assets......................................................         1,024               826
                                                                      ----------         ---------
   Total current assets...........................................        39,389            38,507
                                                                      ----------         ---------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land............................................................         2,044             2,044
  Buildings.......................................................        13,369            14,818
  Leasehold improvements..........................................         1,322             1,322
  Machinery and equipment.........................................        61,316            62,642
  Furniture and fixtures..........................................         2,128             2,277
  Construction in progress........................................         1,592                98
                                                                      ----------         ---------
                                                                          81,771            83,201
    Less--Accumulated depreciation and amortization...............        48,728            50,046
                                                                      ----------         ---------
                                                                          33,043            33,155
                                                                      ----------         ---------

OTHER ASSETS:
Deferred tax asset................................................           127            78,838
Deferred financing costs, net.....................................           119            12,153
Intangible assets, net............................................         4,317             4,457
Other assets......................................................           559               344
                                                                      ----------         ---------
                                                                           5,122            95,792
                                                                      ----------         ---------
                                                                      $   77,554         $ 167,454
                                                                      ==========         =========

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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                         (Dollar Amounts in Thousands)

                                                                     DECEMBER 26,       SEPTEMBER 25,
                                                                         1997                1998
                                                                    --------------      --------------
                                                                                          (UNAUDITED)
CURRENT LIABILITIES:
  Notes payable to bank............................................      $  4,000          $   1,000
  Accounts payable.................................................         3,842              5,364
  Accrued liabilities..............................................         5,244             10,575
  Management bonus.................................................        20,000                 --
                                                                         --------          ---------
     Total current liabilities.....................................        33,086             16,939
                                                                         --------          ---------

SENIOR SUBORDINATED NOTES PAYABLE..................................            --            115,000
                                                                         --------          ---------
NOTES PAYABLE TO BANK, net of current portion......................        16,250             37,000
                                                                         --------          ---------
ACCRUED EQUITY PARTICIPATION PLAN COSTS............................         5,703                 --
                                                                         --------          ---------
     Total liabilities.............................................        55,039            168,939
                                                                         --------          ---------

MANDATORILY REDEEMABLE PREFERRED STOCK, $100 par value:
  Authorized--300,000 shares; issued and outstanding--300,000
  shares at September 25, 1998; liquidation preference: $30,000....            --             29,000
  Accrued preferred stock dividend, payable-in-kind................            --              1,648
                                                                         --------          ---------
                                                                               --             30,648
                                                                         --------          ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, no par value:
  Authorized--15,000,000 shares, issued and outstanding--14,468,720
  and 7,812,500 shares at December 26, 1997 and September 25, 1998          3,789             63,535
  Cumulative translation adjustment................................          (345)              (464)
  Retained earnings................................................        19,071            (95,204)
                                                                         --------          ---------
                                                                           22,515            (32,133)
                                                                         --------          ---------
                                                                         $ 77,554          $ 167,454
                                                                         ========          =========

      The accompanying notes are an integral part of these consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                         (Dollar Amounts in Thousands)


                                                                                Three Months Ended            Nine Months Ended
                                                                         ----------------------------------------------------------
                                                                              Sept. 26,     Sept. 25,       Sept. 26,     Sept. 25,
                                                                                1997           1998           1997           1998
                                                                         ---------------  --------------   -----------   -----------
                                                                                   (unaudited)                    (unaudited)

NET SALES..............................................................      $   21,813      $    22,130    $   70,906   $  68,828
COST OF SALES..........................................................          11,116           11,548        36,504      36,691
                                                                             ----------      -----------    ----------   ---------
Gross Profit...........................................................          10,697           10,582        34,402      32,137
                                                                             ----------      -----------    ----------   ---------
OPERATING EXPENSES:
     Selling...........................................................           2,231            2,489         7,020       7,180
     Distribution......................................................           1,258            1,251         3,805       3,949
     General and administrative........................................           3,099            2,772         8,598       8,528
     Research and development..........................................             443              475         1,338       1,415
                                                                             ----------      -----------    ----------   ---------
                                                                                  7,031            6,987        20,761      21,072
                                                                             ----------      -----------    ----------   ---------
PROVISION FOR EQUITY PARTICIPATION PLAN AND BONUSES....................           1,212               --         4,866      63,939
PROVISION FOR RETENTION BONUSES........................................              --               --            --       4,754
                                                                             ----------      -----------    ----------   ---------
Income (loss) from operations..........................................           2,454            3,595         8,775     (57,628)
                                                                             ----------      -----------    ----------   ---------
OTHER INCOME AND (EXPENSES):
     Interest expense..................................................             456            3,488         1,406       7,127
     Other, net........................................................              10              513          (635)        663
                                                                             ----------      -----------    ----------   ---------
                                                                                    466            4,001           771       7,790
                                                                             ----------      -----------    ----------   ---------
Income (loss) before provision (benefit) for income taxes..............           1,988             (406)        8,004     (65,419)
PROVISION (BENEFIT) FOR INCOME TAXES (Note 5)..........................              26             (163)          105     (77,140)
                                                                             ----------      -----------    ----------   ---------
Income before extraordinary items......................................           1,962             (243)        7,899      11,721
EXTRAORDINARY ITEM--loss on extinguishment of debt (Note 7)............              --               --            --         104
                                                                             ----------      -----------    ----------   ---------
Net income.............................................................           1,962             (243)        7,899      11,618
Preferred stock dividends..............................................              --              872            --       1,648
                                                                             ----------      -----------    ----------   ---------
Net income (loss) available to common shareholders.....................      $    1,962      $    (1,115)   $    7,899   $   9,970
                                                                             ==========      ===========    ==========   =========
Pro forma net income (loss) assuming C corporation status for income tax purposes
     (Note 5)..........................................................      $    1,167      $    (1,115)   $    4,802   $ (41,000)
                                                                             ==========      ===========    ==========   =========


 The accompanying notes are an integral part of these consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                         (Dollar Amounts in Thousands)

                                                                                                       Nine Months Ended
                                                                                            ----------------------------------------
                                                                                             September 26,            September 25,

                                                                                                 1997                     1998
                                                                                            ----------------------------------------
                                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................    $       7,899              $    9,970
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Depreciation and amortization...................................................            3,641                   4,869
        Writeoff of deferred financing fees.............................................               --                     104
        Gain on disposal of equipment...................................................               --                     (28)
        Deferred tax asset benefit......................................................               --                 (78,762)
        Provision for equity participation plan (EPP)...................................            4,866                  63,939
        (Increase) decrease in accounts receivable......................................            5,436                   2,319
        (Increase) decrease in inventories..............................................           (3,940)                     72
        Decrease in other current assets................................................              183                     250
        (Increase) decrease in other assets.............................................             (206)                    215
        Increase (decrease) in accounts payable.........................................             (729)                  1,522
        Increase (decrease) in accrued liabilities......................................             (402)                  7,057
        Payments of EPP liabilities.....................................................               --                 (89,642)
                                                                                            -------------              ----------
             Net cash provided by (used in) operating activities........................           16,748                 (78,115)
                                                                                            -------------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment............................................           (2,116)                 (2,730)
  Proceeds from sale of property, plant and equipment...................................               --                      --
  Acquisition of the assets of Gibeck, Inc..............................................               --                  (3,352)
  Increase in cash surrender value of life insurance....................................               (5)                     --
                                                                                            -------------              ----------
     Net cash used in investing activities..............................................           (2,121)                 (6,082)
                                                                                            -------------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to bank....................................................           (6,146)                (43,250)
  Proceeds from borrowings on bank credit facility......................................               --                  61,000
  Additions to deferred financing costs.................................................              (10)                (12,563)
  Redemption of stockholder interest....................................................               --                (127,624)
  Shareholder distributions.............................................................           (9,330)                     --
  Proceeds from senior subordinated debt................................................               --                 115,000
  Sale of common and preferred stock, net of transaction costs..........................               --                  92,125
                                                                                            -------------              ----------
     Net cash provided by (used in) financing activities................................          (15,486)                 84,688
                                                                                            -------------              ----------

Effect of exchange rate changes on cash.................................................              (26)                    345
                                                                                            -------------              ----------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS..............................             (885)                    836
CASH AND SHORT-TERM INVESTMENTS, beginning of period....................................            1,419                     470
                                                                                            -------------              ----------
CASH AND SHORT-TERM INVESTMENTS, end of period..........................................    $         534              $    1,306
                                                                                            =============              ==========

                                                                                                    Nine Months Ended
                                                                                      --------------------------------------------
                                                                                       September 26,                  September 25,

                                                                                          1997                            1998
                                                                                      -----------------          -------------------
                                                                                                      (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the quarter for:
       Interest....................................................................           $  1,474                 $   2,377
                                                                                              ========                 =========
       Income taxes................................................................           $    201                 $   1,659
                                                                                              ========                 =========

   The accompanying notes are an integral part of these consolidated balance statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              September 25, 1998
                              ------------------
                                  (unaudited)

1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 25, 1998, the results of operations for the three-month and nine-months periods ended September 26, 1997 and September 25, 1998, and the cash flows for the nine-month periods ended September 26, 1997 and September 25, 1998 pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the Company's 1997 audited financial statements and the notes thereto included in its Form S-4 filed with the SEC (Registration No. 333-56097). The results of operations for the three-month and nine-month periods ended September 25, 1998 and September 26, 1997 are not necessarily indicative of the results for a full year.

2.   Recapitalization.  In April 1998, the Company consummated a plan pursuant
     ----------------
to which a majority of the Company was sold in accordance with an agreement and plan of merger (the Recapitalization).

     Key components of the Recapitalization include:

     (1) common and preferred equity investments in consideration for (i) an 80.8% ownership in the Company's common stock and (ii) preferred stock with an initial liquidation preference of $30.0 million;

     (2) issuance of 9 1/8% senior subordinated notes with a par value of $115.0 million, maturing in 2008 (see Note 8);

     (3)  execution of a new term loan facility and revolving loan facility (see
Note 8);

     (4)  repayment of existing indebtedness;

     (5) payment of amounts due under the Equity Participation Plan (the Equity Participation Plan or EPP) (see Note 6);

     (6) payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2% interest in the common shares outstanding;

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

3.   Inventories.  Inventories consisted of the following:
     -----------

                                               DECEMBER 26,      SEPTEMBER 25,
                                                  1997               1998
                                              --------------    ---------------
                                                    (AMOUNTS IN THOUSANDS)
Raw materials...........................        $   4,802         $   4,261
Work-in-process.........................            4,681             4,316
Finished goods..........................            7,130             8,835
                                                ---------         ---------
                                                $  16,613         $  17,412
                                                =========         =========

4.   Comprehensive Income. In June 1997, FASB issued Statement of Financial
     --------------------
     Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. This Statement is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company in the quarter ended March 27, 1998.

     The Company had comprehensive income for the three-month and nine-month periods ended September 25, 1998 and September 26, 1997 as follows:

                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                   -------------------------------------     ---------------------------------------
                                                       SEPTEMBER 26,     SEPTEMBER 25,           SEPTEMBER 26,      SEPTEMBER 25,
                                                          1997              1998                    1997               1998
                                                   ------------------- -----------------     -------------------  ------------------
                                                                           (AMOUNTS IN THOUSANDS)
Net income........................................      $   1,962          $  (1,115)              $  7,899            $  9,970
Other comprehensive income:
Foreign currency translation gain (loss)..........            (33)                --                    (26)                (21)
                                                        ---------          ---------               --------            --------
Comprehensive income..............................      $   1,929          $  (1,115)              $  7,873            $  9,949
                                                        ==========         =========               ========            ========


5.   Income Taxes.  The Company became a C corporation upon consummation of the
     ------------
transaction discussed in Note 2. Accordingly, the Company has presented pro forma net income (loss) amounts to reflect a provision for income taxes at a combined effective rate of approximately 40%, after consideration of permanent differences between financial reporting and income tax amounts. The pro forma amounts presented do not include the one-time effect of the conversion to C corporation status reflected in the June 1998 financial statements.

     The actual provision for income taxes for the three-month and nine-month periods in 1998 reflect that the Company was a C corporation for a portion of the period presented. The conversion from S corporation to C corporation resulted in a one-time benefit of $78,526,000 in the quarter ended June 26, 1998.

     The tax provision (benefit) for the three and nine-month periods ended September 25, 1998 consists of the following:

                                                                                                     THREE             NINE
                                                                                                    MONTHS            MONTHS
                                                                                                  ----------        ----------
                                                                                                    (AMOUNTS IN THOUSANDS)
Income taxes at combined statutory rate of 40 percent...........................................   $    (162)       $  (26,168)
Effect of earnings during S corporation period and S corporation state income tax
 liability arising from Section 338(h)(10) election.............................................          --            27,554
Benefit of recordation of deferred tax asset upon conversion to C corporation status............          --           (78,526)
                                                                                                    --------         ---------
                                                                                                    $   (162)        $ (77,140)
                                                                                                    ========         =========

6.   Equity Participation Plan. In March 1998, the Company paid previously-
     -------------------------
accrued bonuses totaling $20 million, plus related payroll taxes. These payments were funded by additional borrowings under the existing credit facility. The provision for Equity Participation Plan costs were estimated on an interim basis for periods prior to the Recapitalization based upon the expected provision for the year as a percentage of income before the provision for Equity Participation Plan costs.

     In conjunction with the Recapitalization discussed in Note 2 the Company paid additional amounts pursuant to the Equity Participation Plan. This plan has now been terminated.

7.   Extraordinary Item.  In accordance with the Recapitalization, the Company
     ------------------
recorded an extraordinary loss on the extinguishment of the existing debt related to the write-off of unamortized deferred finance fees of $104,000.

8.   Long-Term Debt.
     --------------

New Credit Facility

     In connection with the Recapitalization, the Company has entered into a new credit agreement with a bank which provides for borrowings of up to $100,000,000. This agreement consists of two separate facilities as follows:

     Revolving credit -- maximum borrowings of $60,000,000 with a letter of credit sublimit of $7,500,000. This facility must be prepaid upon payment in full of the Term Loan facility.

     Term loan -- maximum borrowings of $40,000,000, with quarterly installments to be made through maturity.

     Interest on the New Credit Facility is based, at the option of the Company, upon either a eurodollar rate plus 2.25 percent, or a base rate plus 1.25 percent per annum. A commitment fee of 0.50 percent per annum will be charged on the unused portion of the New Credit Facility. As of September 25, 1998 the eurodollar and base rates were 5.50% and 8.25%, respectively.

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

     Total borrowings as of September 25, 1998 were $38,000,000 under the Term Loan Facility and bear interest at 7.875 percent per annum. The New Credit Facility will mature on the sixth anniversary of the closing of the Recapitalization.

Senior Subordinated Notes

     Also related to the Recapitalization, the Company issued under an Indenture $115,000,000 of senior subordinated notes (the Notes). The Notes are fully transefable and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, as defined, of the Company.

     The Notes bear interest at a rate equal to 9 1/8 percent per annum from the date of issuance of the Notes. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes will mature on April 15, 2008 and will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003.

9.   Preferred Stock.  Upon consummation of the Recapitalization, the Company
     ---------------
issued 300,000 shares of Senior Exchangeable Payable-In-Kind (PIK) Preferred Stock subject to mandatory redemption at a liquidation preference of $100 per share, plus accumulated and unpaid dividends, if any, on April 15, 2010.

     Dividends on the preferred stock accrue at the rate per share of 11 1/2 percent per annum. Amounts due are payable in cash, except that on each dividend payment date occurring on or prior to April 15, 2003, dividends may be paid at: the Company's option, by the issuance of additional shares of preferred stock (including fractional shares). Dividends will be payable semi-annually in arrears on April 15 and October 15 of each year commencing October 15, 1998. The preferred stock will rank junior in right of payment to all obligations of the Company and its subsidiaries. The payment made on October 15, 1998 was made by the issuance of additional shares of preferred stock.

10.  Acquisitions.  During the third quarter of 1998, the Company acquired
     ------------
certain assets of Gibeck, Inc. ("Gibeck") for a purchase price of $3,351,500. Gibeck is engaged primarily in the business of manufacturing, marketing and selling disposable anesthesia supplies. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows based on the relative fair values of the assets acquired:

Inventory.......................................................   $  871,274
Machinery & Equipment...........................................    1,500,000
Goodwill........................................................      980,226
                                                                   ----------
                                                                   $3,351,500
                                                                   ==========

11.  Stockholders' Equity (Deficit). Stockholders' equity (deficit) reflects the
     -----------------------------
following (dollar amounts only in thousands):



                                                               Common Stock
                                                         -------------------------     Cumulative
                                                           Number of                   Translation    Retained
                                                            Shares         Amount      Adjustment     Earnings       Total
                                                         ------------    ----------   ------------   -----------   ----------
BALANCE, December 26, 1997..........................       14,468,720      $ 3,789       $   (345)    $  19,071     $  22,515
Foreign currency translation adjustment.............               --           --           (119)           --          (119)
Stockholder redemption..............................      (12,968,720)      (3,379)            --      (124,245)     (127,624)
Recapitalization investment.........................        6,300,000       63,000             --            --        63,000
Issuance of common stock............................           12,500          125             --            --           125
Net income..........................................               --           --             --         9,970         9,970
                                                         ------------      -------       --------     ----------   ----------
BALANCE, September 25, 1998.........................        7,812,500      $63,535       $   (464)    $ (95,204)    $ (32,133)
                                                         ============      =======       ========     ==========   ==========

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

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to events and financial performance are forward-looking statements involving risks and uncertainties that are detailed from time to time in the Company's Securities and Exchange Commission filings. See "Risk Factors" below.

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

     The Company developed and introduced disposable products for the anesthesia market starting in 1995. Since that time, sales of anesthesia products have and in 1997 contributed $6.5 million in net sales. Net sales from new respiratory and anesthesia products introduced since 1992 represented approximately 18% of the Company's total net sales in fiscal 1997. During the third quarter of 1998, the Company acquired certain assets of Gibeck, Inc. ("Gibeck") for approximately $3.35 million. Prior to the transaction, Gibeck was engaged primarily in the business of manufacturing, marketing and selling disposable anesthesia supplies. In addition to the sale of its self-manufactured products, Gibeck was the exclusive North American distributor of its parent company's, Louis Gibeck, AB ("LGAB"), Heat Moisture Exchange ("HME") product line. As a result of the transaction, Hudson RCI is now the exclusive North American distributor for the LGAB HME products. In fiscal year 1997, Gibeck reported net sales of approximately $12.3 million.

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

THE RECAPITALIZATION

     On April 7, 1998, Hudson RCI consummated its recapitalization pursuant to an Agreement and Plan of Merger pursuant to which River Acquisition Corp., a subsidiary of River Holding Corp. ("Holding") merged with and into Hudson RCI, with Hudson RCI surviving as a majority-owned subsidiary of Holding (the "Merger").

     Pursuant to the Recapitalization, Holding contributed approximately $93.0 million in equity capital into Hudson RCI (the "Holding Equity Investment") and a shareholder of Hudson RCI (the "Continuing Shareholder") retained common stock of Hudson RCI with a value of approximately $15.0 million (the "Rollover Equity"), based on the valuation of Hudson RCI used in the Recapitalization. In the Merger, a portion of the Hudson RCI common stock was converted into the right to receive approximately $131.1 million in cash, and management received $88.3 million pursuant to the Company's Equity Participation Plan (the "Equity Participation Plan" or "EPP"). Following the Holding Equity Investment, Holding owned 80.8% of the outstanding common stock of Hudson RCI and the Continuing Shareholder owned 19.2% of the outstanding common stock of Hudson RCI.

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

     In connection with the Recapitalization and concurrently with the Preferred Stock Offering, Hudson RCI offered $115.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008 (the "Subordinated Notes") (the "Subordinated Notes Offering," and together with the Preferred Stock Offering, the "Offerings").

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

                                                                 Three Month Period Ended            Nine Month Period Ended
                                                                          (unaudited)                         (unaudited)
                                                                 ----------------------------        -------------------------
                                                                    Sept. 26,     Sept. 25,            Sept. 26,    Sept. 25,
                                                                      1997           1998                 1997         1998
                                                                 ------------     -----------        -------------------------
                                                                    (dollars in thousands)            (dollars in thousands)
Net sales...................................................     $     21,813     $    22,130        $    70,906    $   68,828
Cost of sales...............................................           11,116          11,548             36,504        36,691
                                                                 ------------     -----------        -----------    ----------
Gross profit................................................           10,697          10,582             34,402        32,137
Selling expenses............................................            2,231           2,489              7,020         7,180
Distribution expenses.......................................            1,258           1,251              3,805         3,949
General and administrative expenses.........................            3,099           2,772              8,598         8,528
Research and development expenses...........................              443             475              1,338         1,415
Provision for equity participation plan.....................            1,212              --              4,866        63,939
Provision for retention payments............................               --              --                 --         4,754
                                                                 ------------     -----------        -----------    ----------
Total operating expenses....................................            8,243           6,987             25,627        89,765
                                                                 ------------     -----------        -----------    ----------
Operating income (loss).....................................            2,454           3,595              8,775       (57,628)
Add back:  Provision for equity participation plan..........            1,212              --              4,866        63,939
Add back: Provision for retention payments..................               --              --                 --         4,754
                                                                 ------------     -----------        -----------    ----------

Operating income before provisions for equity...............     $      3,666     $     3,595        $    13,641    $   11,065
 participation plan and retention payments..................     ============     ===========        ===========    ==========

                                                                 Three Month Period Ended            Nine Month Period Ended
                                                                 ----------------------------        -------------------------
                                                                    Sept. 26,     Sept. 25,            Sept. 26,    Sept. 25,
                                                                      1997           1998                 1997         1998
                                                                 ------------     -----------        -------------------------
Net sales...................................................      100.0%             100.0%               100.0%       100.0%
Cost of sales...............................................       51.0               52.2                 51.5         53.3
                                                                 ------            -------               ------        -----
  Gross profit..............................................       49.0               47.8                 48.5         46.7
Selling expenses............................................       10.2               11.3                  9.9         10.4
Distribution expenses.......................................        5.8                5.7                  5.4          5.7
General and administrative expenses.........................       14.2               12.5                 12.1         12.4
Research and development expenses...........................        2.0                2.1                  1.9          2.1
Provision for equity participation plan.....................        5.6                 --                  6.9         92.9
Provision for retention payments............................         --                 --                   --          6.9
                                                                 ------            -------               ------        -----
Total operating expenses....................................       37.8               31.6                 36.1        130.4
                                                                 ------            -------               ------        -----
Operating income (loss).....................................       11.3               16.2                 12.4        (83.7)
Add back:  Provision for equity participation plan..........        5.6                 --                  6.9         92.9
Add back: Provision for retention payments..................         --                 --                   --          6.9
                                                                 ------            -------               ------        -----
Operating income before provisions for equity...............       16.8%              16.2%                19.2%        16.1%
 participation plan and retention payments..................     ======            =======               ======        =====

Three Months Ended September 25, 1998 Compared to Three Months Ended September 26, 1997

     Net sales, reported net of accrued rebates, were $22.1 million in the third quarter of 1998, an increase of $0.3 million or 1.5% from the same quarter in 1997. Export sales increased by $0.2 million or 5.6% primarily due to the availability of common European ("CE") compliant labeled product, which was not available in the second quarter of 1998. Alternate site sales increased $0.2 million or 5.1% as the Company continued to focus its sales efforts on this growing market. Canadian sales increased by $0.3 million or 172% as a national contract for supplying a portion of the Company's product line was awarded to the Company in the first quarter of 1998. OEM sales, which are primarily sales to other companies that either resell the product or incorporate it into their products increased by $0.4 million or 6.9% primarily due to cyclical orders by certain customers in the third quarter of 1998 that did not occur in the third quarter of 1997. Partially offsetting these gains was a $0.7 million or 5.1% decrease in sales to domestic hospitals. This decrease was primarily due to the decrease in demand by hospitals affiliated with the Premier GPO, as the Premier contract for respiratory products was awarded to a competitor in February 1997.

     The Company's gross profit for the third quarter of 1998 was $10.6 million, a decline of $0.1 million or 0.9% from the third quarter of 1997. As a percentage of sales, the Company's gross profit margin was 47.8% as compared to 49.0% in the third quarter of 1997. This decline was primarily due to an unfavorable product mix variance resulting from the sales of more products with a lower profit margin.

     Selling expenses, consisting primarily of sales force salaries, were $2.5 million for the third quarter of 1998, an increase of $0.3 million or 11.6% from the third quarter of 1997. The primary cause of this increase was increased compensation paid to the sales force and increases in fees paid to certain GPOs resulting from higher sales volumes to those GPOs. As a percentage of sales, selling expenses increased to 11.2% in the third quarter of 1998 as compared to 10.2% for the same quarter in 1997.

     Distribution expenses, consisting primarily of freight charges from the Company's warehouses to its domestic customers, were $1.3 million in the third quarter of 1998, the same level as the third quarter of 1997. As a percentage of sales, distribution expenses were 5.7% for the third quarter of 1998 as compared to 5.8% for the same quarter in 1997.

     General and administrative expenses consist primarily of salaries and other expenses for corporate management, finance, accounting, regulatory and human resources. General and administrative expenses for the third quarter of 1998 were $2.8 million, a decrease of $0.4 million or 10.6% from the third quarter of 1997. This decline was due primarily to the elimination of the Company aircraft as well as other expenses eliminated as a result of the Recapitalization. As a percentage of sales, general and administrative expenses were 12.5% in 1998 compared to 14.2% in 1997.

     Research and development expenses for the third quarter of 1998 were $0.5 million, an increase of $32,000 over the third quarter of 1997.

     The provision for Equity Participation Plan consists of accrued expenses and payments made to executives under the Equity Participation Plan. In the second quarter of 1998, as a result of the Recapitalization, the Equity Participation Plan was discontinued. Accordingly, no expense was recorded in the third quarter of 1998 while $1.2 million was recorded in the third quarter of 1997.

     Interest expense was $3.5 million in the third quarter of 1998, an increase of $3.0 million over the third quarter of 1997. This increase was due to higher debt levels during the third quarter of 1998 as a result of the Recapitalization.

     Income tax expense reflects termination of the Company's S corporation status upon the Recapitalization. The Company now provides for federal and state income taxes as a C corporation, although actual payments are expected to be substantially less than provided amounts due to the tax basis in assets provided by the Section 338(h)(10) election.

Nine Months Ended September 25, 1998 Compared to Nine Months Ended September 26, 1997

     Net sales, reported net of accrued rebates were $68.8 million in the third quarter of 1998, a decrease of $2.1 million or 2.9% from the same period in 1997. Domestic hospital sales declined by $3.6 million or 8.1%, due primarily to the decreased demand by hospitals affiliated with the Premier GPO, as the Premier contract for respiratory supplies was awarded to a competitor in February 1997. This decline was partially offset by an increase in alternate site sales of $0.9 million or 8.0% as the Company continued to focus its sales efforts in this growing market.

     The Company's gross profit for the first nine months of 1998 was $32.1 million, a decline of $2.3 million or 6.6% from the first nine months of 1997. As a percentage of sales, the Company's gross profit margin was 46.7% for the first nine months of 1998 as compared to 48.5% for the same period in 1997.
This decline was primarily due to lower sales volumes during the first nine months of 1998 as compared to 1997 and due to the underabsorption of overhead resulting from the Company's efforts to reduce inventories in combination with a relatively consistent level of sales volumes. On an interim basis, the Company allocates actual manufacturing costs between cost of sales and inventory based on actual production levels. The Company decreased production and reduced inventories by $0.3 million (exclusive of a large, one-time purchase of finished goods in the third quarter of 1998) in the first nine months of 1998 as compared to an increase in inventories of $4.0 million in the first nine months of 1997. The decline in inventories caused approximately $0.9 million of additional overhead to be charged to cost of sales in the first nine months of 1998. In addition, the Company experienced an unfavorable product mix variance in the third quarter of 1998.

     Selling expenses were $7.2 million for the first nine months of 1998, an increase of $0.2 million or 2.3% over the first nine months of 1997. As a percentage of sales, selling expenses increased to 10.4% in 1998 as compared to 9.9% on 1997. This increase is primarily attributable to higher sales volumes in the first nine months of 1997 as compared to 1998.

     Distribution expenses were $3.9 million for the first nine months of 1998, an increase of $0.1 million over the same time period in 1997. The increase is primarily the result of increased freight rates from carriers. As a percentage of sales, distribution expenses increased to 5.7% as compared to 5.4% in 1997.

     General and administrative expenses for the first nine months of 1998 were $8.5 million as compared to $8.6 million for the first nine months of 1997. The Company incurred approximately $300,000 in legal fees in 1998 relating to the successful defense of a patent infringement lawsuit. This increase was more than offset by the elimination of certain recurring expenses as a result of the Recapitalization. As a percentage of sales, general and administrative expenses were 12.4% in 1998 as compared to 12.1% in 1997. This increase is due primarily to lower sales volumes for the first nine months of 1998 as compared to 1997.

     Research and development expenses for the first nine months of 1998 were $1.4 million, a $76,000 increase over the first nine months of 1997.

     In the first nine months of 1998, the provision for Equity Participation Plan was $63.9 million, which included approximately $1.3 million in employer taxes relating to the distribution made under the Equity Participation Plan.

     The provision for retention payments, including related employer payroll taxes, was $4.8 million in the first nine months of 1998. These payments were made to substantially every employee in the Company and were intended to ensure the continued employment of all employees after the Recapitalization. No future payments are anticipated.

     Interest expense was $7.1 million for the first nine months of 1998, an increase of $5.7 million over the first nine months of 1997. The increase was due to higher debt levels during the first nine months of 1998 as a result of the Recapitalization.

     Income tax expense reflects the effects of the termination of the Company's S corporation status upon the Recapitalization. The Company now provides for federal and state income taxes as a C corporation, although actual payments are expected to be substantially less than provided amounts due to the tax basis in assets provided by the Section 338(h)(10) election.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations and borrowing under its working capital facility. Cash provided by operations before EPP payments totaled $16.7 million in the nine months ended September 26, 1997 and $11.6 million in the nine months ended September 25, 1998. The Company had operating working capital, excluding cash and short-term debt, of $23.9 million at September 25, 1998. Inventories were $16.6 million and $17.4 million at December 26, 1997 and September 25, 1998, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $21.3 million and $19.0 million at December 26, 1997 and September 25, 1998, respectively. The Company offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase. The Company is exploring the utilization in 1999 of a distribution warehouse outside of the United States. While this will have the effect of increasing the Company's investment in inventories, it may also result in improved service to international customers as well as in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

     In connection with the Recapitalization, the Company made cash payments under the Equity Participation Plan of $88.3 million in the nine months ended September 25, 1998, which it funded with the proceeds of the debt and equity transactions that were part of the Recapitalization.

     During the nine months ended September 26, 1997, net cash used in investing activities was $2.1 million, reflecting purchases of property. During the nine months ended September 25, 1998, net cash used in investing activities was $6.1 million, primarily for capital expenditures and the acquisition of the assets of Gibeck. The Company currently estimates that capital expenditures will be approximately $6.0 million in each of 1998 and 1999, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     During the nine months ended September 26, 1997, net cash used in financing activities was $15.5 million, consisting primarily of repayment of debt and shareholder distributions. During the nine months ended September 25, 1998, net cash provided by financing was $84.7 million reflecting net borrowing by the Company.

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

     In connection with the Recapitalization, the Company issued to Holding 300,000 shares of its 11 1/2% Senior PIK Preferred Stock due 2010 with an aggregate liquidation preference of $30.0 million, which has terms and provisions materially similar to those of the Holding Preferred Stock. At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash. At the election of Holding, dividends on the Holding Preferred Stock may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

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

YEAR 2000 COMPLIANCE

     A significant percentage of software that runs on most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed the identification of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The Company has already completed an assessment of all internal software, hardware and operating systems. The Company does not believe that its systems will encounter any material "Year 2000" problems. Since the internal Year 2000 issues identified by the Company do not require any significant changes to hardware or software, the Company does not believe that the cost to correct them will be material. The Company plans to make all required enhancements to its software during the second quarter of 1999. The Company's products are not subject to Year 2000 problems.

     The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, for the accurate exchange of data and related information. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. The Company is in the process of implementing a program to assess and monitor the progress of these third parties in resolving Year 2000 issues, and to determine whether any Year 2000 issues encountered by a third party would pose a business risk to the Company. Toward this goal, the Company is developing a survey to be sent to its key trading partners to assess its Year 2000 risk based upon the Year 2000 issues of its partners. The Company expects these that the surveys will be mailed by December 31, 1999 and the assessment completed by mid-year 1999. The Company does not expect the cost of this program to be material. The Company has begun to develop contingency plans in the event a business interruption caused by Year 2000 problems should occur, including investigating back-up suppliers. The Company cannot provide any assurance that Year 2000 related systems issues of third parties will be corrected in a timely manner or that the failure of these third parties to correct these issues would not have a material adverse effect on the Company.

     The total costs of the Year 2000 program are anticipated to be less than $100,000, none of which has been expended to date. The costs and time estimates of the Year 2000 project are based on the Company's best estimates. There can be no assurance that these estimates will be achieved and that planned results will be achieved. Risk factors include, but are not limited to, the retention of internal resources dedicated to the project and the successful completion of key business partners' Year 2000 projects.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accountings Standards ("SFAS") No. 129 Disclosure of Information about Capital Structure was issued in February 1997 and was adopted by the Company as of December 26, 1997. SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information were issued in June 1997. SFAS No. 130 was adopted by the Company in the first quarter of fiscal 1998. SFAS No. 131 will initially be adopted in the Company's 1998 year-end financial statements. SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities was issued in June 1998. Because the Company has no derivative instruments and does not engage in hedging activities, SFAS No. 133 will not impact the Company.

                                 RISK FACTORS

SUBSTANTIAL LEVERAGE; SHAREHOLDERS' DEFICIT

     As of September 25, 1998, Hudson RCI had $153.0 million of outstanding indebtedness and a shareholders' deficit of $32.1 million. This level of indebtedness is substantially higher than the Company's historical debt levels and may reduce the flexibility of the Company to respond to changing business and economic conditions. In addition, subject to the restrictions in the New Credit Facility, the certificate of designation for the Holding Preferred Stock (the "Certificate of Designation") and the indenture governing the Subordinated Notes (the "Indenture"), the Company may incur additional senior or other indebtedness from time to time to finance acquisitions or capital expenditures or for other general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The New Credit Facility, the Certificate of Designation and the Indenture restrict, but do not prohibit, the payment of dividends by Hudson RCI to Holding to finance the payment of dividends on the Holding Preferred Stock.

     The Company's high degree of leverage may have significant consequences for the Company and the holders of Holding Preferred Stock including: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes, if necessary, may be impaired; (ii) a substantial portion of the Company's cash flow will be dedicated to the payment of interest and principal on its indebtedness and will not be available to the Company for its operations and future business opportunities; (iii) the covenants governing the Holding Preferred Stock and those contained in the Indenture and the New Credit Facility will limit the Company's ability to, among other things, borrow additional funds, dispose of assets or make investments and may affect the Company's flexibility in planning for, and reacting to, changes in business conditions; (iv) indebtedness under the New Credit Facility will be at variable rates of interest, which will cause the Company to be vulnerable to increases in interest rates; (v) the Certificate of Designation, the Indenture and the New Credit Facility contain financial and restrictive covenants, the failure to comply with which may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company; (vi) the indebtedness outstanding under the New Credit Facility is secured and such indebtedness as well as indebtedness of Hudson RCI under the Subordinated Notes matures prior to the mandatory redemption date or maturity of the Holding Preferred Stock; (vii) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (viii) the Company's high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally or limit its ability to withstand competitive pressures. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. The Company's ability to meet its debt service and preferred stock dividend and redemption obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. The terms of the Company's indebtedness, including the New Credit Facility and the Indenture, and the terms of the Holding Preferred Stock also may prohibit the Company from taking such actions.

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

     Holding is a holding company, and its ability to pay dividends on the Holding Preferred Stock is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Holding has no assets other than the capital stock of Hudson RCI and the terms of the New Credit Facility, the Indenture and the Certificate of Designation prohibit Holding from engaging in any business activity other than owning the capital stock of Hudson RCI. Hudson RCI is a party to the New Credit Facility and the Indenture, each of which imposes restrictions on Hudson RCI's ability to pay dividends to Holding. The New Credit Facility prohibits the Company from paying cash dividends before April 15, 2003, and any payment of dividends will be subject to the satisfaction of certain financial conditions set forth in the Indenture. The ability of Hudson RCI and its subsidiaries to comply with such conditions may be affected by events that are beyond the control of the Company. The breach of any such conditions could result in a default under the Indenture and/or the New Credit Facility, and in the event of any such default, the holders of the Subordinated Notes or the lenders under the New Credit Facility could elect to accelerate the maturity of all the Subordinated Notes or the loans under the New Credit Facility. If the maturity of the Subordinated Notes or the loans under the New Credit Facility were to be accelerated, all such outstanding debt would be required to be paid in full before Hudson RCI or its subsidiaries would be permitted to distribute any assets or cash to Holding. There can be no assurance that the assets of Hudson RCI would be sufficient to repay all of such outstanding debt and to meet Holding's obligations under the Holding Preferred Stock. Future borrowings by Hudson RCI can be expected to contain restrictions or prohibitions on the payment of dividends by Hudson RCI and its subsidiaries to Holding. In addition, under California law, a subsidiary of a company is permitted to pay dividends on its capital stock only if the amount of the subsidiary's retained earnings immediately prior to the dividend equals or exceeds the amount of the dividend or if immediately after payment of the dividend the sum of the subsidiary's assets is 1 1/4 times its liabilities and its current assets at least equal its current liabilities (or, if Holding's average earnings before income taxes and interest expense for the two preceding fiscal years was less than its average interest expense for those fiscal years, Holding's current assets must be at least 1 1/4 times its current liabilities). California law does not permit the board of directors of the subsidiary to revalue its assets to create retained earnings. As of September 25, 1998, Hudson RCI had a retained deficit of $95.2 million. In addition, indebtedness outstanding under the New Credit Facility is secured by substantially all of the assets of the Company (including the capital stock of Hudson RCI owned by Holding). The Certificate of Designation for the Holding Preferred Stock permits Holding to pay dividends in additional shares of Holding Preferred Stock prior to April 15, 2003. Holding does not expect to pay cash dividends prior to such time and there can be no assurance that Holding will have the funds necessary to pay cash dividends on the Holding Preferred Stock at any time.

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

INDUSTRY CONSOLIDATION; CUSTOMER CONCENTRATION

     Cost containment has resulted in significant consolidation within the health care industry. A substantial number of the Company's customers, including group purchasing organizations, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. The acquisition of any of the Company's significant customers could result in the loss of such customers by the Company, thereby negatively impacting its business, financial condition and results of operations. For example, in 1996, three GPOs that accounted for aggregate sales of approximately $11.0 million combined and, as a result of a decision of the combined entity to enter into a sole distributorship arrangement in 1997 with one of the Company's competitors, the Company has experienced some decrease in sales and may experience additional sales decreases in the future. In addition, the consolidation of health care providers often results in the renegotiation of terms and in the granting of price concessions. The Company's customer relationships, including exclusive or preferential provider relationships, are terminable at will by either party without advance notice or penalty. Because larger purchasers or groups of purchasers tend to have more leverage in negotiating prices, this trend has caused the Company to reduce prices and could have a material adverse effect on the Company's business, financial condition or results of operations. As GPOs and integrated health care systems increase in size, each relationship represents a greater concentration of market share and the adverse consequences of losing a particular relationship increases considerably. For fiscal 1997, the Company's ten largest group purchasing arrangements accounted for approximately 34% of the Company's total net sales. Distributors have also consolidated in response to cost containment. For fiscal 1997, approximately 30% of the Company's net sales were to a single distributor, Owens & Minor Inc. The loss of the Company's relationship with this distributor would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company is required to comply with the FDA's "Quality System Regulations for Medical Devices," implementing "Good Manufacturing Practices" ("GMP/QSR Regulations"), which set forth requirements for, among other things, the Company's manufacturing process, design control and associated record keeping, including testing and sterility. Further, the Company's plants and operations are subject to review and inspection by local, state, federal and foreign governmental entities. The distribution of the Company's products may also be subject to state regulation. The impact of FDA regulation on the Company has increased in recent years as the Company has increased its manufacturing operations. The Company's suppliers, including sterilizer facilities, are also subject to similar governmental requirements. There can be no assurance that changes to current regulations or additional regulations imposed by the FDA will not have an adverse impact on the Company's business and financial condition in the future. If the FDA believes that a company is not in compliance with applicable regulations, it can institute proceedings to detain or seize products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. Other regulatory agencies may have similar powers. In addition, product approvals could be withdrawn due to the failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The FDA also has the authority to issue special controls for devices manufactured by the Company, which it has not done to date. In the event that such special controls were issued, the Company's products would be required to conform, which could result in significant additional expenditures for the Company.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable.

                          PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


     None.

ITEM 2.   CHANGES IN SECURITIES

     On June 27, 1998, Holding sold 12,500 shares of its common stock to The Parthenon Group for a total cash consideration to Holding of $125,000.

     Holding believes that the transaction set forth above was exempt from the registration and prospectus delivery requirements set forth in the Securities Act in reliance on Section 4(2) thereof, because all of the sales were made in transactions not involving a public offering.

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



                                        RIVER HOLDING CORP.,
                                        a Delaware corporation



November 9, 1998                        By: /s/ Jay R. Ogram
                                           -------------------------------------
                                           Jay R. Ogram
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)