Form 10-K
period 1998-12-25
RIVER HOLDING CORP
filed 1999-03-25
CIK 1061892

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 25, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________.

                       COMMISSION FILE NUMBER 333-56135

                              RIVER HOLDING CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


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

       Securities Registered Pursuant to Section 12(b) of the Act:  NONE

       Securities Registered Pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Not Applicable.

     As of March 25, 1999, the number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the registrant outstanding) was 6,312,500. The registrant's Common Stock is not traded in a public market.

     Aggregate market value of the registrant's voting and nonvoting Common
Stock:  Not Applicable.

                  Documents Incorporated by Reference:  NONE

================================================================================

                                    PART I

ITEM 1.  BUSINESS.

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27-A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. All statements other than statements of historical fact included in statements under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" include forward-looking information and may reflect certain judgements by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of River Holding Corp. and Hudson Respiratory Care Inc. or the respiratory care and anesthesia products industries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These potential risks, uncertainties include, but are not limited to, those identified in the Company's Registration Statement on Form S-4, as amended, effective August 26, 1998. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

GENERAL

     River Holding Corp. ("Holding") conducts all of its operations through its majority-owned subsidiary, Hudson Respiratory Care Inc. ("Hudson RCI" or the "Company"). The Company is a leading manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets. The Company offers one of the broadest respiratory care and anesthesia product lines in the industry, including such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing. In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. The Company's products are sold to over 3,000 distributors and alternate site service providers throughout the United States and in more than 75 countries worldwide. The Company has supplied the disposable respiratory care market for over 50 years and enjoys strong brand name recognition and leading market positions.

     The Company manufactures and markets over 1,500 respiratory care and anesthesia products. The Company believes that its broad product offering represents a competitive advantage over suppliers with more limited product offerings, as health care providers seek to reduce medical supply costs and concentrate purchases among fewer vendors. The Company also benefits competitively from its extensive relationships with leading group purchasing organizations or GPOs, as large purchasing organizations play an increasingly important role in hospitals' purchasing decisions.

     The Company maintains two manufacturing facilities and two distribution facilities in the United States and an assembly operation in Mexico. The Company has reduced its manufacturing and assembly costs through cost reduction programs, process improvement, equipment automation and upgrades and increased utilization of its Ensenada, Mexico facility for labor-intensive operations.

     Hudson Oxygen Therapy Sales Company ("Hudson Oxygen"), Hudson RCI's predecessor, was founded in 1945. In 1988, Hudson Oxygen formed Industrias Hudson, a subsidiary that oversees the Company's assembly operation in Mexico. In 1989, Hudson Oxygen merged with Respiratory Care Inc. to form Hudson RCI. In April 1998, the Company consummated a recapitalization, pursuant to which it became a majority-owned subsidiary of Holding. Hudson RCI's principal executive offices are located at 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589, and its telephone number is (909) 676-5611. Holding was incorporated in Delaware in January 1998. Holding's principal executive offices are located at 599 Lexington Avenue, 18th Floor, New York, New York 10022, and its telephone number is (212) 758-2555.

RECAPITALIZATION

     In April 1998, Hudson RCI consummated its recapitalization pursuant to an Agreement and Plan of Merger pursuant to which River Acquisition Corp., a wholly-owned subsidiary of Holding merged with and into Hudson RCI, with Hudson RCI surviving as a majority-owned subsidiary of Holding (the "Merger").

     Pursuant to the Recapitalization, Holding contributed approximately $93.0 million in equity capital into Hudson RCI (the "Holding Equity Investment") and a shareholder of Hudson RCI (the "Continuing Shareholder") retained common stock of Hudson RCI with a value of approximately $15.0 million. In the Merger, a portion of the Hudson RCI common stock was converted into the right to receive approximately $131.1 million in cash, and management received $88.3 million pursuant to the Company's Equity Participation Plan. Upon consummation of the Recapitalization, Holding owned 80.8% of the outstanding common stock of Hudson RCI and the Continuing Shareholder owned 19.2% of the outstanding common stock of Hudson RCI.

     The Holding Equity Investment was comprised of $63.0 million of common equity (the "Common Stock Investment") and $30.0 million of preferred equity (the "Preferred Stock Investment"). The Common Stock Investment was funded with a $55.0 million investment by affiliates of Freeman Spogli & Co. Incorporated ("Freeman Spogli"), and an $8.0 million investment by management of Hudson RCI. The Preferred Stock Investment was funded with proceeds from the sale of 11 1/2% Senior Exchangeable PIK Preferred Stock due 2010 (the "Holding Preferred Stock") with an aggregate liquidation preference of $30.0 million offered by Holding (the "Preferred Stock Offering"). Immediately following consummation of the Recapitalization, Freeman Spogli beneficially owned approximately 87.3% of the outstanding common stock of Holding and management owned the remaining 12.7%.

     In connection with the Recapitalization and concurrently with the Preferred Stock Offering, Hudson RCI offered $115.0 million aggregate principal amount of 91/8% Senior Subordinated Notes due 2008 (the "Subordinated Notes") (the "Subordinated Notes Offering," and together with the Preferred Stock Offering, the "Offerings").

     In addition, in April 1998, Hudson RCI entered into an agreement (the "Credit Facility") providing for a $40.0 million secured term loan facility (the "Term Loan Facility"), which was funded in connection with the consummation of the Recapitalization, and a $60.0 million revolving loan facility (the "Revolving Loan Facility") which will be available for Hudson RCI's future capital requirements and to finance acquisitions.

     The Offerings and the application of the net proceeds therefrom, repayment of existing Hudson RCI debt payments to the Continuing Shareholder under the Recapitalization Agreement and to management, the Holding Equity Investment and the related borrowings under the Credit Facility are collectively referred to herein as the "Recapitalization."

INDUSTRY OVERVIEW

     The worldwide market for disposable respiratory care and anesthesia products consists of the domestic hospital market, the alternate site market and the international market. Respiratory care and anesthesia principally involve the delivery of oxygen and anesthesia from a gas source, such as a mechanical ventilator or respirator, to the patient's pulmonary system. The gas is typically delivered to the patient through specialized tubing connecting to a cannula, mask or endotracheal tube. In addition, it is often necessary to humidify or medicate the gas. The market for respiratory care and anesthesia products, including disposable products, is expected to be positively impacted by demographic trends, both domestically and internationally. In the United States, changes in demographics, including an aging population, increased incidence and awareness of respiratory illnesses and heightened focus on cost-efficient treatment, have had a positive impact on the domestic respiratory care and anesthesia markets. There has been an increasing incidence of respiratory illnesses (such as asthma and emphysema), due in part to an increasingly susceptible aging population, environmental pollution, smoking-related illnesses and communicable diseases with significant respiratory impact, such as tuberculosis, HIV and influenza. The Company believes that the international respiratory care and anesthesia markets will experience many of the trends currently affecting domestic markets. In addition, many international markets have high incidences of communicable respiratory diseases and are becoming increasingly aware of the value of single-use, disposable products.

     The market for respiratory care and anesthesia products is also affected by trends involving the health care market generally. In particular, the overall trend towards cost containment has increased the desirability of disposable products relative to reusable products, and has influenced pricing, distribution channels, purchasing decisions and health care delivery methods.

     Efforts to contain rising health care costs have increased the preference for disposable medical products that improve the productivity of health care professionals and reduce overall provider costs. Health care organizations are evaluating modes of treatment that are less labor and/or technology intensive as a means of decreasing the cost of care, which can often result in increased disposable usage. In particular, increased utilization of disposable products can decrease labor and other costs associated with sterilizing reusable products. In addition, the risks of transmission of infectious diseases such as HIV, hepatitis and tuberculosis, and related concerns about the occupational safety of health care professionals, have also contributed to an increased preference for disposable single-use medical products.

     Cost containment has caused consolidation throughout the health care product supply channel, which has favored manufacturers with large product offerings and competitive pricing. In an effort to contain costs, service providers have consolidated to form GPOs, which take advantage of group buying power to obtain lower supply prices. This, in turn, has led to consolidation among distributors, who seek to provide "one-stop shopping" for these large buying groups. Distributors have also sought to concentrate purchases among fewer vendors in an effort to reduce supply costs. Since selection as a GPO provider and strong relationships with distributors are critical to many health care manufacturers, they have responded to these trends by providing a broad range of integrated products, combined with reliable delivery and strong after-sales support.

     Cost containment has also caused a migration of the decision making function with respect to supply acquisition from the clinician to the administrator. As clinicians lose influence and purchasing agents, materials managers and upper level management become more involved in the purchasing decision, a greater emphasis is placed on price relative to product features and clinical benefits.

     As a result of cost containment, health care is increasingly provided outside of traditional hospital settings through alternate health care sites, such as outpatient surgery centers, long-term care facilities, physician offices and patients' homes. Growth of the alternate site market is also attributable to advances in technology that have facilitated the delivery of care outside of the hospital, an increased number of illnesses and diseases considered to be treatable outside of the hospital and increased acceptance by the medical community of, and patient preference for, non-hospital treatment.

PRODUCTS

     The Company manufactures and markets products for use in respiratory care and anesthesia. The products for each market are similar and often overlap, as do the distribution channels.

     The Company groups its products into nine categories: (i) oxygen delivery;
(ii) aerosol therapy; (iii) active and passive humidification; (iv) ventilatory support; (v) adaptors, connectors and filters; (vi) resuscitation; (vii) airway management; (viii) electronic monitoring; and (ix) durable equipment.

              CATEGORY/PRODUCTS                                                       DESCRIPTION
----------------------------------------------              ---------------------------------------------------------
OXYGEN DELIVERY:  Oxygen Masks, Oxygen                      Used to deliver therapeutic, supplemental oxygen to a
Cannulae, Oxygen Tubing                                     patient.  Oxygen masks cover the nose and mouth.  Nasal
                                                            cannulae fit inside the nostrils.  Both masks and cannulae are connected to an oxygen source via small diameter
                                                            tubing through which oxygen flows.

AEROSOL THERAPY:  AQUAPAK(R) Large Volume,                  Used to create and deliver aerosolized particles of liquid
Prefilled Nebulizers; Non-Prefilled Large                   water, sodium chloride or medication to the patient's
Volume Nebulizer; UPDRAFT(R), UPDRAFT II(R),                airways to dilute and mobilize secretions and/or dilate
AVA-NEB(R) and MICRO MIST(R) Small Volume,                  constricted breathing passages.  The peak flow meter is used
Medication Nebulizers; Aerosol Tubing;                      to monitor the patient's respiratory status before and after
AQUATHERM(R) and THERMAGARD(R) Nebulizer                    an aerosolized medication treatment.
Heaters; AQUAPAK Prefilled Ultrasonic Cups;
ADDIPAK(R) Prefilled Unit Dose Solutions;
POCKETPEAK(R) Peak Flow Meter

ACTIVE AND PASSIVE HUMIDIFICATION:                          Heated humidification systems actively heat and humidify
CONCHATHERM(R) Heated Humidifiers,                          oxygen/air mixtures or anesthetic gases provided by a
AQUA+(R) Hygroscopic Condenser Humidifiers,                 mechanical ventilator or anesthesia gas machine.
AQUAPAK Prefilled Humidifiers, Non-Prefilled,               Hygroscopic condenser humidifiers passively conserve the
Reusable Humidifier, Non-Prefilled Disposable               heat and humidity in the patient's exhaled breath for use
Humidifier                                                  during inspiration.  Prefilled and non-prefilled humidifiers are used to add water vapor to oxygen being provided to a
                                                            patient via a mask or cannula.

VENTILATORY SUPPORT:  Conventional Ventilator               Used to convey an oxygen/air mixture and/or anesthetic gas
Circuits, Heated-Wire Ventilator Circuits,                  from a mechanical ventilator or anesthesia gas machine to
Anesthesia Breathing Circuits, Air Cushion                  a patient during the temporary or long-term support of
Anesthesia Masks, Infant CPAP Systems                       ventilation.  The infant CPAP system provides non-invasive respiratory support to premature infants with under-
                                                            developed, immature lungs.

ADAPTORS, CONNECTORS AND FILTERS:  A wide variety           The adaptors and connectors are frequently used in
of adaptors and connectors; Main Flow Bacterial/            respiratory care and anesthesia to add accessories, modify
Viral Filters; Pulmonary Function Filter                    configurations, and/or customize other related products to meet specific needs.  Filters are used to protect patients, caregivers, and medical equipment from cross-
                                                            contamination with bacteria and viruses.

RESUSCITATION:  LIFESAVER(R) Reusable and                   Used during cardiopulmonary resuscitation ("CPR") to
Disposable Resuscitation Bags, Isolation Valves             adequately support and/or maintain the patient's
ans Kits, LIFESAVER Tubes and Kits                          ventilatory function.

              CATEGORY/PRODUCTS                                                       DESCRIPTION
----------------------------------------------              ---------------------------------------------------------
AIRWAY MANAGEMENT:  SOFTECH(R) Cuffed and                   Assist in securing and maintaining an open airway and
Uncuffed Endotracheal Tubes; CATH-GUIDE(R),                 unobstructed breathing passage.  They also can assure that
Color-Coded and DUAL-CHANNEL Oral                           the patient's ventilation can be maintained and that
Pharyngeal Airways; BITEGARD Oral Bite                      respiratory secretions can be adequately removed from the
Block; CATH-GUIDE Closed Suction Catheters                  lungs.

ELECTRONIC MONITORING:  Replacement oxygen                  The oxygen sensors, monitors and analyzers are used to
sensors, Oxygen Monitors and Analyzers,                     analyze and monitor the amount of oxygen being
VENTILARM II(R) Low-Pressure Alarms                         administered to a patient.  The low-pressure alarm is used to detect a patient disconnect or a leak in the breathing
                                                            circuit during mechanical ventilation.

DURABLE EQUIPMENT:  Oxygen Regulators; Cylinder             Used to regulate oxygen flow from cylinders, stabilize or
Carts, Trucks and Stands; Portable Oxygen Units             transport oxygen or other gas cylinders, and provide a
                                                            portable oxygen supply for emergency use.


SALES, MARKETING AND DISTRIBUTION

     While substantially all of the Company's domestic hospital sales are made to distributors, the Company's marketing efforts are focused on the health care service provider. In the alternate site market, the Company both sells and markets directly to the service provider. The Company's five largest alternate site accounts are Gulf South Medical Supply, Inc., Medline Industries, Inc., Moore Medical Corp., Redline Healthcare Corp. and VGM & Associates. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. See Note 10 to "Item 8. Financial Statements" for information with respect to international sales. The Company's sales personnel currently call on approximately 2,800 health care providers, 50 hospital distributors and 1,500 alternate site customers. Due to consolidation and cost pressures among the Company's customer base, the Company's target call point at the health care provider has been moving away from the clinician to include a purchasing manager or corporate executive. As of December 25, 1998, the Company had a sales backlog of approximately $2.5 million.

     In the current market environment, GPO relationships are an essential part of access to the Company's target markets and the Company has entered into preferred supplier arrangements with 11 national GPOs. The Company is typically positioned as either a sole supplier of respiratory care disposables to the GPO, or as one of two suppliers. While these arrangements set forth pricing and terms for various levels of purchasing, they do not obligate either party to purchase or sell a specific amount of product. In addition, GPO affiliated hospitals often purchase products from other suppliers notwithstanding the existence of sole or dual source GPO arrangements. Further, these arrangements are terminable at any time, but in practice usually run for two to three years. The Company enjoys longer terms with two of its major GPOs, Novation LLC (which represents the 1998 consolidation of VHA, Inc. and University HealthSystem Consortium) and Columbia/HCA Healthcare Corporation. The Company's most significant GPO relationships are with AmeriNet Inc., Columbia/HCA Healthcare Corporation, Health Services Corporation of America, MedEcon Medical Services, Novation LLC and Purchase Connection Limited.

     Health care providers have responded to pressures to reduce their costs by merging with other members of their industry. The acquisition of a customer of the Company often results in the renegotiation of contracts, the granting of price concessions or in the loss of the customer. Alternatively, to the extent a customer of the Company grows through acquisition activity, the Company may benefit from increased sales to the larger entity.

     The Company markets its products primarily through consultative dialogue with health care providers, targeted print advertising, trade shows, selective promotional arrangements with distributors and the Company's heater lease program. To support sales of the entire line of humidification and ventilation products, the Company leases heaters to domestic customers without charge. The revenues from the sale of products used in connection with the operation of the heaters covers the amortization of the heater cost under the leases. The Company has heaters with a net book value of approximately $1.1 million placed at service provider locations under this program.

     The Company utilizes a network of over 3,000 hospital distributors, as well as additional alternate site distributors, to reach its markets. A number of these distributors carry competing product lines, but many are moving to select single supply sources for particular product groups. The Company has been selected as the FOCUS preferred vendor of respiratory disposables for Owens & Minor Inc., and is seeking similar status with other national vendors. Such status gives preference to the shipping of the Company's products versus competing lines. Owens & Minor Inc. is the Company's largest distributor, accounting for approximately $23 million or approximately 23% of total 1998 net sales. The Company provides a price list to its distributors which details base acquisition prices. Distributors receive orders from the service providers and charge the contract pricing (which is determined by their GPO affiliation or individual contract price) plus their service margin. As is customary within the industry, the Company rebates the difference between base acquisition price and the specific contract price to the distributor. The Company offers select large health care providers a reward for purchasing a broader selection of the Company's product lines. The program allows a rebate in the form of merchandise credit for purchasing minimum volumes from a selected group of products. The Company's international distributors place their orders directly with dedicated international customer service representatives based in Temecula. Customer orders are shipped from one of two warehouse locations. Sales strategies and marketing plans are tailored to each market with involvement of the distributor. Region and territory sales managers are responsible for the launch of products into their regions, including related support and training. The Company utilizes a network of 100 international distributors, typically on an exclusive basis within each market.

MANUFACTURING AND ASSEMBLY

     The Company operates two manufacturing facilities and two distribution facilities in the United States and an assembly facility in Ensenada, Mexico. While the Company believes that it is operating at a high utilization rate, existing facilities could support increased capacity with additional machinery and workers.

     The Company's manufacturing facility in Temecula, California houses 65 injection molding machines, 57 of which are automated. During the past five years, 33 out of the 65 machines have been replaced, which has increased capacity, as the new machines are more efficient. Tubing is produced on 10 extrusion lines: 6 corrugated, 3 oxygen or "spaghetti," and 1 repellitizer/regrinder. The Temecula facility uses 10-12 million pounds of over 30 different kinds of resin annually; the most prominent are PVC, polyethylene and polypropylene. Sterile prefilled humidification and nebulization products and electronics are manufactured using 7 blow/fill/seal machines in the Company's facility in Arlington Heights, Illinois.

     The Company's facility located in Ensenada, Mexico is primarily used for the assembly of certain products molded at the Temecula facility. The facility is a maquiladora, and therefore there are minimal tariffs associated with the transport of products and components across the United States-Mexico border.

     The Company occasionally outsources production of certain products while it establishes its ability to penetrate a target market. Having achieved an acceptable level of penetration, the Company internalizes the manufacturing function in order to increase margins and improve quality control.

     The Company monitors the quality of its products at the Temecula, Arlington Heights and Ensenada facilities by statistical sampling and visual and dimensional inspection. The Company also inspects incoming raw materials for inconsistencies, rating its vendors on quality and delivery time. The Company is routinely audited by the FDA and has received no significant regulatory actions. The Company is in substantial compliance with the GMP/QSR regulations of the FDA and has qualified for an "advanced notification" program allowing the Company to be informed of FDA inspections in advance. The Company utilizes outside facilities for sterilization of products produced in Temecula and Ensenada. The Arlington Heights products are manufactured in a sterile environment and are certified sterile as a result of the production process. The Ensenada and Arlington Heights facilities are certified as ISO 9002 compliant and the Temecula facility is certified as ISO 9001 compliant.

SUPPLIERS AND RAW MATERIALS

     The Company's primary raw materials are various resins, which are formed into the Company's products. The top 10 purchased products in 1998 were Tubing Grade PVC, Clear PVC, LDPE-EVA, Polypropylene, Aluminum Cylinder, Pre-Cut Elastic, Non-Tubing Grade PVC, Cannula Blanks, Acrylic Resin and Hose-End Grade PVC. The Company believes that it is able to purchase materials at a cost no higher than its competitors. The Company does not have long-term supply contracts for any of its purchased raw materials. The Company believes that sufficient availability exists for its raw materials, as they consist of mainly readily available plastic resins.

RESEARCH AND DEVELOPMENT

     The Company's research and development department consists of 18 people, including 13 engineers. The Company's research and development efforts are split between developing new products and process improvements to its manufacturing operations. The Company develops new products to expand its product line in anticipation of changes in demand. The Company has invested heavily in the anesthesia product line, as the Company continues to penetrate this market. The Company makes several new product introductions every year. Significant products introduced in the last five years include the line of heat-moisture exchangers, POCKETPEAK peak flow meter, SOFTECH endotracheal tubes, MICRO MIST small volume nebulizer and CONCHA IV heated humidification system. The Company constantly works to reduce costs through improved continued process improvements. Over the past several years, approximately 50% of total research and development expenses have been to improve operational efficiency. The Company incurred research and development expenses of approximately $2.3 million, $1.8 million and $1.9 million in 1996, 1997 and 1998, respectively.

COMPETITION

     The medical supply industry is characterized by intense competition. The Company's primary competitor in the respiratory care sector is Allegiance Corporation and its primary competitors in the anesthesia sector include Allegiance Corporation, The Kendall Company, Smiths Industries Medical Systems, Inc. and Vital Signs, Inc. Many of the products manufactured by the Company are available from several sources, and many of the Company's customers tend to have relationships with several manufacturers. The Company competes on the basis of brand name, product quality, breadth of product line, service and price.

PATENTS AND TRADEMARKS

     The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights. However, the Company does file patent applications on concepts and processes developed by the Company's personnel. The Company has 20 patents in the U.S. Many of the U.S. patents have corresponding patents issued in Canada, Europe and various Asian countries. The Company is currently preparing several patent applications covering intellectual property associated with the closed suction catheter product and advanced humidification devices. The Company's success will depend in part on its ability to maintain its patents, add to them where appropriate, and develop new products and applications without infringing the patent and other proprietary rights of third parties and without breaching or otherwise losing rights in technology licenses obtained by the Company for other products. There can be no assurance that any patent owned by the Company will not be circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. If challenged, there can be no assurance that the Company's patents (or patents under which it licenses technology) will be held valid or enforceable.

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

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     The Company and its customers and suppliers are subject to extensive Federal and state regulation in the United States, as well as regulation by foreign governments, and the Company cannot predict the extent to which future legislative and regulatory developments concerning its practices and products for the health care industry may affect the Company. Most of the Company's products are subject to government regulation in the United States and other countries. In the United States, the FDC Act and other statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, marketing, advertising and promotion of such products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Under the FDC Act and similar foreign laws, the Company, as a marketer, distributor and manufacturer of health care products, is required to obtain the clearance or approval of Federal and foreign governmental agencies, including the FDA, prior to marketing, distributing and manufacturing certain of those products. The Company may also need to obtain FDA clearance before modifying marketed products or making new promotional claims. Delays in receipt of or failure to receive required approvals or clearances, the loss of previously received approvals or clearances, or failures to comply with existing or future regulatory requirements in the United States or in foreign countries could have a material adverse effect on the Company's business. Foreign sales are subject to similar requirements.

     The Company is required to comply with the FDA's GMP/QSR Regulations, which set forth requirements for, among other things, the Company's manufacturing process, design control and associated record keeping, including testing and sterility. Further, the Company's plants and operations are subject to review and inspection by local, state, Federal and foreign governmental entities. The distribution of the Company's products may also be subject to state regulation. The impact of FDA regulation on the Company has increased in recent years as the Company has increased its manufacturing operations. The Company's suppliers, including the sterilizer facilities, are also subject to similar governmental requirements. There can be no assurance that changes to current regulations or additional regulations imposed by the FDA will not have an adverse impact on the Company's business and financial condition in the future. The FDA also has the authority to issue special controls for devices manufactured by the Company, which it has not done to date. In the event that such special controls were issued, the Company's products would be required to conform, which could result in significant additional expenditures for the Company.

     The Company is also subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, fire hazard control and the handling and disposal of hazardous or infectious materials or substances and emissions of air pollutants. The Company owns and leases properties which are subject to environmental laws and regulations. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, the Company cannot predict the extent to which future legislative and regulatory developments concerning its practices and products for the health care industry may affect the Company.

EMPLOYEES

     As of March 11, 1999, the Company employed 1,252 employees, substantially all of whom were full-time employees. None of the Company's employees is represented by unions and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

     The Company owns approximately 30 acres of land in Temecula, California on which its headquarters, one of two principal manufacturing centers and three other buildings totaling approximately 245,000 square feet are located. Plastic and vinyl components and corrugated tubing are manufactured in Temecula and assembled into finished goods at a 77,000 square foot facility in Ensenada, Mexico. The Company owns the Ensenada facility and the underlying land is held in a 30-year trust that expires in 2019. The Company leases an 86,000 square foot manufacturing facility in Arlington Heights, Illinois under a lease that expires in 2000. Prefilled sterile solutions and electronics are manufactured in Arlington Heights. The Company also leases a 73,000 square foot distribution warehouse in Elk Grove, Illinois under a lease that expires in 2000. The Company believes that its current facilities are adequate for its present level of operations. Management expects that the Arlington Heights and Elk Grove leases will be renewed on favorable terms.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is party to lawsuits and other proceedings, including suits relating to product liability and patent infringement. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the Company's Common Stock. Holding has 15 record holders of its Common Stock.

     Holding has not paid cash dividends to its shareholders in the past two years, and does not intend to pay cash dividends in the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations--Liquidity and Capital Resources" for a discussion of restrictions on Holding's ability to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected fiscal year end historical financial data has been derived from the audited financial statements of the Company and Holding. The information contained in this table should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.


                                         RIVER
                                        HOLDING
                                        CORP.(a)                               HUDSON RESPIRATORY CARE
                                      ----------      ------------------------------------------------------------------------
                                      INCEPTION                                        FISCAL YEAR
                                         TO           ------------------------------------------------------------------------
                                        12/25/98            1994           1995           1996            1997          1998
                                      -----------     -----------    ------------    ------------    -----------   ---------
OPERATING DATA:
Net sales ............................  $  76,232         $82,772        $ 86,825        $ 93,842        $ 99,509      $100,498
Cost of sales.........................     42,188          47,631          47,582          49,405          51,732        53,520
                                       ----------         -------       ---------        --------        --------      --------
Gross profit..........................     34,044          35,141          39,243          44,437          47,777        46,978
Operating expenses:
Selling expenses......................      8,032           7,499           8,283           8,961           9,643        10,350
Distribution expenses.................      4,265           4,543           4,595           4,829           5,240         5,714
General and administrative............
 expenses.............................      7,129          10,426           9,769          11,277          11,456        10,284
Research and development
 expenses.............................      1,406           1,983           2,064           2,253           1,845         1,880
Amortization of goodwill..............      3,785              --              --              --              --            --
Provision for equity
 participation plan...................         --              --          11,415           8,249           6,954        63,939
Provision for retention payments......         --              --              --              --              --         4,754(b)
                                        ---------         -------       ---------        --------        --------      --------
Operating income (loss)...............  $   9,427         $10,690        $  3,117        $  8,868        $ 12,639      $(49,943)
OTHER (INCOME) AND EXPENSES:..........
Interest expense......................     10,273           2,299           2,424           2,177           1,834        10,692
Other (income) expense................        728             546             811            (463)           (638)        1,041
                                        ---------         -------       ---------        --------        --------      --------
Total other expense...................     11,001           2,845           3,235           1,714           1,196        11,733
                                        ---------         -------       ---------        --------        --------      --------
Income (loss) before provision
 (benefit) for income taxes...........     (1,574)          7,845            (118)          7,154          11,443       (61,676)
Provision (benefit) for income taxes..       (614)            175             280              73             150       (68,659)
                                        ---------         -------       ---------        --------        --------      --------
Income (loss) before
 extraordinary item...................       (960)          7,670            (398)          7,081          11,293         6,983
Extraordinary item (loss on
 extinguishment of debt)..............         --              --              --              --              --           104(c)
                                        ---------         -------       ---------        --------        --------      --------
Net income (loss).....................  $    (960)        $ 7,670        $   (398)       $  7,081        $ 11,293      $  6,879
                                        =========         =======       ==========       ========        ========      ========

                                    RIVER
                                   HOLDING
                                   COPR.(A)                                 HUDSON REPIRATORY CARE
                                 ------------    ------------------------------------------------------------------------------
                                  INCEPTION
                                     TO                                          FISCAL YEAR
                                                 ------------------------------------------------------------------------------
                                   12/25/98           1994            1995            1996           1997               1998
                                 ------------    -------------   --------------    ----------      ---------       ------------
OTHER FINANCIAL DATA:
Net cash provided by (used in).  $     3,854     $    12,017     $    15,939       $   16,133      $  19,269       $   (83,024)
 operating activities
Net cash used in investing.....  $  (254,472)    $    (2,607)    $    (6,088)      $  (11,354)     $  (3,673)      $    (6,444)
 activities
Net cash provided by (used in).  $   251,125     $    (9,653)    $   (11,880)      $   (3,668)     $ (16,398)      $    89,624
 financing activities
EBITDA before EPP and..........  $    17,934     $    17,354     $    21,205       $   23,194      $  25,440       $    24,851
 Retention Payments(d)
EBITDA before EPP and..........         23.5%           21.0%           24.4%            24.7%          25.6%             24.7%
 Retention Payments margin(e)
Operating margin before EPP....         12.4%           12.9%           16.7%            18.2%          19.7%             18.7%
 and Retention Payments(f)
Depreciation and...............  $     8,507     $     7,033     $     6,820       $    6,133      $   5,847       $     6,101
 amortization(g)
Capital expenditures...........  $     3,120     $     4,898     $     5,850       $    6,395      $   4,659       $     3,111
Ratio of EBITDA before EPP and.          2.1   x         7.5   x         8.7   x         10.7   x       13.9   x           2.3   x
 Retention Payments to cash
 interest expense
Ratio of total debt to EBITDA..          8.9   x         1.8   x         1.2   x          1.2   x        0.8   x           6.4   x
 before EPP and Retention
 Payments
Ratio of earnings to fixed.....         (0.1)  x         3.6   x         1.0   x          3.7   x        6.0   x          (5.1)  x
 charges(h)
Deficiency of earnings to......  $   (12,852)             --              --               --             --       $   (73,694)
 cover fixed charges
Ratio of earnings to fixed.....         (0.1)  x         3.6   x         1.0   x          3.7   x        6.0   x          (4.2)  x
 charges and preferred stock
 dividends(i)
Deficiency of earnings to......  $   (15,364)             --              --               --             --       $   (76,206)
 cover fixed charges and
 preferred stock dividends
BALANCE SHEET DATA:
Working capital................  $    29,865     $    18,926     $    18,641       $   24,188      $   6,430       $    29,533
Working capital as adjusted(j).       32,358          20,588          22,461           26,768         29,960            32,026
Total assets...................      262,709          66,576          64,387           76,910         77,554           165,321
Total debt.....................      159,000          31,607          25,364           28,146         20,250           159,000
Shareholders' equity (deficit).       59,653          25,269          19,112           19,872         22,515           (37,735)

______________________
(a) Holding was formed to effect the Recapitalization. Accordingly, operating data for 1998 presented for Holding is for the period from April 7, 1998 to December 25, 1998. Holding accounted for the acquisition of the Company using the purchase method of accounting, which was not pushed down to the accounts of the Company. Accordingly, the carrying amounts of certain assets and liabilities on the financial statements of Holding differ substantially when compared to those of the Company. All financial covenants are calculated using the Company's accounts, and, accordingly, no such comparative amounts for Holding are presented.
(b) Reflects retention payments made to substantially every employee of the Company in connection with the Recapitalization. These payments were intended to ensure the continued employment of all employees after the Recapitalization and no future payments are anticipated.
(c) Reflects the write-off of deferred financing fees related to the payoff of outstanding debt under the Company's previous credit agreement.
(d) EBITDA before EPP and Retention Payments represents income before depreciation and amortization, interest expense, income tax expense and charges related to the Equity Participation Plan, which was terminated upon consummation of the Recapitalization. The Company has excluded payments under the Equity Participation Plan to present comparable figures for all historical periods presented. EBITDA before EPP and Retention Payments is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Company has included information concerning EBITDA before EPP and Retention Payments as one measure of an issuer's historical ability to service debt. In addition, certain covenants in the Indenture are based upon a calculation analogous to EBITDA before EPP and Retention Payments. EBITDA before EPP and Retention

    Payments should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Hudson RCI's operating performance. For purposes of compliance with the Indenture, the Company's Consolidated Net Income and EBITDA will not be reduced by retention payments, payments made pursuant to the Equity Participation Plan or by the amount of any contingent payments made by the Company to former participants in the Equity Participation Plan. See "Certain Relationships and Related Transactions."
(e) Represents ratio of EBITDA before EPP and Retention Payments to net sales.
(f) Represents ratio of Operating income before EPP and retention payments to net sales.
(g) Includes amortization of deferred financing fees of $0.4 million in 1994, $0.1 million in 1995 and $0.1 million in 1996, which should be excluded from depreciation and amortization in calculating EBITDA before EPP and Retention Payments since such fees are reflected below the operating income line.
(h) For the purpose of determining the ratio of earnings to fixed charges, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, the amortization of debt issue costs and that portion of operating rental expense representative of the interest factor.
(i) For the purpose of determining the ratio of earnings to fixed charges and preferred stock dividends, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, the amortization of debt issue costs and that portion of operating rental expense representative of the interest factor. Preferred stock dividends, consisting of amounts to be paid-in-kind, are also included in the pro forma fixed charge amounts. Preferred stock dividends have been "grossed up" to a pre-income tax basis to provide comparability to other components of the ratio.
(j) Working capital as adjusted represents current assets, excluding cash, less current liabilities, excluding the current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Because Holding is a holding company with no operations, the following discussion relates primarily to the Company. The following discussion of the Company's consolidated historical results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K. The following discussion and analysis includes periods before completion of the Recapitalization.

GENERAL

     The Company has increased its net sales and improved its position within the disposable health care products market in recent years by increasing its respiratory care product offering, introducing disposable products for the anesthesia health care market, expanding its presence in international markets and establishing a position in the growing alternate site market.

     The Company's results of operations may fluctuate significantly from quarter to quarter as a result of a number of factors, including, among others, the buying patterns of the Company's distributors, GPOs and other purchasers of the Company's products, forecasts regarding the severity of the annual cold and flu season, announcements of new product introductions by the Company or its competitors, changes in the Company's pricing of its products and the prices offered by the Company's competitors, rate of overhead absorption due to variability in production levels and variability in the number of shipping days in a given quarter.

     During fiscal 1998, the Company acquired certain assets of Gibeck, Inc. ("Gibeck") for approximately $3.35 million. Prior to the transaction, Gibeck was engaged primarily in the business of manufacturing, marketing and selling disposable anesthesia supplies. In addition to the sale of its self-manufactured products, Gibeck was the exclusive North American distributor of its parent company's, Louis Gibeck AB ("LGAB"), Heat Moisture Exchange ("HME") product line. As a result of the transaction, Hudson RCI is now the exclusive North American distributor for the LGAB HME products. In its fiscal year 1997, Gibeck reported net sales of approximately $12.3 million.

     Results for fiscal 1998 were adversely impacted because of, among other things, the decrease in demand from hospitals affiliated with the Premier GPO, as the Premier contract for respiratory supplies was awarded in 1997 to a competitor of the Company, and the discontinuance of a distribution-related strategic alliance in Germany with an international health care provider. As a result, the Company was not in compliance with certain covenants under the Credit Facility, so certain of the financial covenants in the Credit Facility were amended in 1998.

     In April 1998, the Company consummated the Recapitalization. See "Item 1. Business" and Note 1 to "Item 8. Financial Statements" for a detailed discussion of the Recapitalization. The Company and the shareholders that received distributions in the Recapitalization made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the Recapitalization as an asset purchase for tax purposes, which has the effect of significantly increasing the tax basis of the Company's assets, thus increasing depreciation and amortization expenses and other deductions for tax purposes and reducing the Company's taxable income in 1998 and subsequent years. The Recapitalization resulted in no change in the basis of the Company's assets and liabilities for financial reporting purposes. A deferred tax asset was recorded upon the Company's conversion from a Subchapter S corporation to a Subchapter C corporation.

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                                                    FISCAL YEAR
                                                                         ---------------------------------
                                                                           1996        1997        1998
                                                                         --------     -------    ---------
                                                                             (dollars in thousands)
Net sales.......................................................         $  93,842    $ 99,509   $ 100,498
Cost of sales...................................................             49,405     51,732      53,520
                                                                         ----------   --------   ---------
   Gross profit.................................................             44,437     47,777      46,978
                                                                         ----------   --------   ---------
Selling expenses................................................              8,961      9,643      10,350
Distribution expenses...........................................              4,829      5,240       5,714
General and administrative expenses.............................             11,277     11,456      10,284
Research and development expenses...............................              2,253      1,845       1,880
Provision for equity participation plan.........................              8,249      6,954      63,939
Provision for retention payments................................                 --         --       4,754
                                                                         ----------   --------   ---------
Total operating expenses........................................             35,569     35,138      96,921
                                                                         ----------   --------   ---------
Operating income (loss).........................................              8,868     12,639     (49,943)
Add back: Provision for equity participation plan...............              8,249      6,954      63,939
Add back: Provision for retention payments......................                 --         --       4,754
                                                                         ----------   --------   ---------
Operating income before provision for equity participation plan          $   17,117   $ 19,593   $  18,750
   and provision for retention payments.........................         ==========   ========   =========

                                                                                     FISCAL YEAR
                                                                         ---------------------------------
                                                                             1996       1997        1998
                                                                         ----------   --------    --------
Net sales..........................................................           100.0%     100.0%      100.0%
Cost of sales......................................................            52.6       52.0        53.3
                                                                          ----------   --------    --------
   Gross profit....................................................            47.4       48.0        46.7
                                                                          ----------   --------    --------
Selling expenses...................................................             9.5        9.7        10.3
Distribution expenses..............................................             5.1        5.3         5.7
General and administrative expenses................................            12.0       11.5        10.2
Research and development expenses..................................             2.4        1.9         1.9
Provision for equity participation plan............................             8.8        7.0        63.6
Provision for retention payments...................................              --         --         4.7
                                                                         ----------   --------    --------
Total operating expenses...........................................            37.9       35.3        96.4
                                                                         ----------   --------    --------
Operating income (loss)............................................             9.4       12.7       (49.7)
Add back: Provision for equity participation plan..................             8.8        7.0        63.6
Add back: Provision for retention payments.........................              --         --         4.7
                                                                         ----------   --------    --------
Operating income before provision for equity participation plan and
   provision for retention payments                                            18.2%      19.7%       18.7%
                                                                         ==========   ========    ========


Year Ended December 25, 1998 Compared to Year Ended December 26, 1997

     Net sales, reported net of accrued rebates, were $100.5 million in 1998, an increase of $1.0 million or 1.0% over 1997. Domestic hospital sales declined by $3.1 million or 4.8%, due primarily to the decreased demand of $5.0 million from hospitals affiliated with the Premier GPO, as the Premier contract for respiratory supplies was awarded to a competitor in February 1997. This decline was partially offset by Gibeck sales of approximately $2.3 million. Average selling price of certain domestic hospital sales also declined slightly from 1997 to 1998 due to pricing terms of a contract entered into in 1997. Alternate site sales increased by $2.1 million or 14.4% as the Company continued to focus its efforts on this growing market. International sales increased by $1.1 million or 5.8%. Although good growth was experienced in Japan (approximately 35.0%), this was partially offset by general weakness in other parts of Southeast Asia. There is continued uncertainty in the outlook for sales in Southeast Asia in the near term. Sales in Europe were essentially flat as compared to 1997. Approximately 33% of the Company's 1998 total net sales were to two distributors.

     The Company's gross profit for 1998 was $47.0 million, a decline of $0.8 million or 1.7% from 1997. As a percentage of net sales, the Company's gross profit was 46.7% for 1998 as compared to 48.0% for 1997. This decline was primarily due to an unfavorable mix variance caused by increased sales of products at lower gross margins. This trend is expected to continue in the future if the preference for passive humidification products over higher margin active humidification products continues. This trend was partially offset by manufacturing cost reductions realized by the Company.

     Selling expenses were $10.4 million for 1998, an increase of $0.7 million or 7.3% over 1997. This increase is primarily the result of higher fees paid to certain GPOs due to higher sales to their facilities. As a percentage of net sales, selling expenses increased to 10.3% as compared to 9.7% in 1997.

     Distribution expenses were $5.7 million for 1998, an increase of $0.5 million or 9.0% over 1997. As a percentage of sales, distribution expenses increased to 5.7% as compared to 5.3% in 1997. The increase is primarily the result of increased freight rates from carriers.

     General and administrative expenses for 1998 were $10.3 million, a decrease of $1.8 million or 10.2% over 1997. This decrease is primarily the result of the elimination of certain costs associated with the Recapitalization and lower management bonuses. These declines were partially offset by legal expenses of approximately $300,000 relating to the successful defense of a patent infringement lawsuit. As a percentage of net sales, general and administrative expenses were 10.2% in 1998 as compared to 11.5% in 1997.

     Research and development expenses were $1.9 million in 1998 and were virtually unchanged from 1997. The Company expects research and development expenses to remain constant for 1999.

     The provision for equity participation plan consists of accrued expenses and payments made to executives under the Equity Participation Plan. The Equity Participation Plan was terminated upon consummation of the Recapitalization and replaced with an executive stock purchase plan. See "Item 11. Executive Compensation--Stock Purchase Plan." In 1998, the provision for equity participation plan was $63.9 million, which included approximately $1.3 million in employer taxes relating to the distribution made under the Equity Participation Plan.

     The provision for retention payments, including related employer payroll taxes, was $4.8 million in 1998. These payments were made to substantially every employee in the Company and were intended to ensure the continued employment of all employees after the Recapitalization. No future retention payments are anticipated.

     Interest expense was $10.7 million for 1998, an increase of $8.9 million over 1997. The increase was due to higher debt levels during 1998 as a result of the Recapitalization. Interest expense is expected to increase in 1999 reflecting a full year of interest expense at the higher debt level.

     Income tax benefit reflects the effects of the termination of the Company's S corporation status upon the Recapitalization. The Company now provides for federal and state income taxes as a C corporation. Actual tax payments are expected to be substantially less than provided amounts due to the increased tax basis in assets provided by the Section 338(h)(10) election made in connection with the Recapitalization.

Year Ended December 26, 1997 Compared to Year Ended December 27, 1996

     Net sales, reported net of accrued rebates, were $99.5 million in 1997, an increase of $5.7 million or 6.0% over 1996. The increase in net sales was primarily due to increased international and alternate site sales due to increases in unit volume, which was partially offset by a slight decrease in average selling price. For the year, international sales were $19.0 million, an increase of $2.9 million or 18.2% over 1996, and alternate site sales were $14.6 million, an increase of $1.7 million or 13.1% over 1996. Sales to Southeast Asia were adversely affected in 1997 due to economic conditions in the region. Approximately 30% of the Company's 1997 total net sales were to a single distributor.

     The Company's gross profit for 1997 was $47.8 million, an increase of $3.3 million or 7.5% over 1996. As a percentage of net sales, the Company's gross profit increased to 48.0% in 1997 from 47.4% in 1996. The Company has been able to improve its gross profit margin primarily by transferring additional assembly operations to its lower cost operation in Ensenada, Mexico, automating and upgrading the manufacturing process for the Company's products, particularly oxygen masks, and continued cost containment efforts relating to the Company's overhead structure.

     Selling expenses were $9.6 million for 1997, an increase of $0.7 million or 7.6% over 1996. As a percentage of net sales, selling expense increased to 9.7% in 1997 from 9.5% in 1996. Selling expenses increased primarily as a result of increased employee compensation related to increased sales commissions and performance compensation in connection with the increase in net sales. In particular, sales commissions increased in connection with sales of selected products targeted by the Company's commission incentive program. Selling expenses also increased as a result of fees paid to certain distributors in connection with special promotional programs.

     Distribution expense was $5.2 million for 1997, an increase of $0.4 million or 8.5% over 1996. This increase was due to increased sales volume. As a percentage of net sales, distribution expense increased to 5.3% in 1997 from 5.1% in 1996. Freight charges relating to international sales are generally paid by the distributor.

     General and administrative expenses for 1997 were $11.5 million, an increase of $0.2 million or 1.6% over 1996. As a percentage of net sales, general and administrative expenses decreased to 11.5% in 1997 from 12.0% in 1996 as a result of the Company's continued cost containment efforts. General and administrative expenses increased in absolute terms as a result of salary and facility maintenance expense increases and upgrade of the Company's management information systems.

     Research and development expenses for 1997 were $1.8 million, a decrease of $0.4 million or 18.1% from 1996. This decrease was the result of reduced head count and outside consulting fees. The Company's research and development efforts include expenditures intended to provide improved products to its customers and to upgrade its manufacturing processes.

     The provision for equity participation plan consisted of accrued expense of $7.0 million in 1997, as compared with $8.2 million in 1996, reflecting the total termination liability under the Equity Participation Plan at the end of 1997 and 1996, respectively.

     Interest expense for 1997 was $1.8 million, a decrease of $0.3 million or 15.8% from 1996, primarily as a result of lower average outstanding debt balances during 1997 as compared to 1996.

     Prior to the Recapitalization, the Company was a Subchapter S corporation and was not subject to federal income tax. Effective with the Recapitalization the Company terminated S corporation status and is taxed as a Subchapter C corporation.

SEASONALITY

     The Company's results of operations exhibit some measure of seasonality. Generally, the Company's sales and EBITDA before EPP and Retention Payments are higher in the first and fourth quarters and lower in the second and third quarters. This is due primarily to the higher incidence of breathing ailments, such as colds and flu, during the winter months, which results in increased hospitalization and respiratory care, especially among higher-risk individuals, such as infants and the elderly. Fourth quarter sales are generally the Company's highest, as distributors increase inventory in anticipation of the cold and flu seasons. First quarter results are generally affected by the length and severity of flu seasons. For example, management believes that the first half of 1997 benefitted from an unusually strong flu season.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations and borrowings under its working capital bank facility. Cash provided by operations totaled $16.1 million and $19.3 million in 1996 and 1997, respectively, and cash provided by operations before EPP payments and retention bonuses totaled $11.3 million in 1998. The increase from 1996 to 1997 reflects the Company's increased sales volumes and improved operating margins, while the decline in 1998 is primarily attributable to increased interest expense due to higher debt levels. The Company had operating working capital, excluding cash and short-term debt, of $26.8 million, $10.0 million and $32.0 million as of the end of fiscal 1996, 1997 and 1998, respectively. Inventories were $14.0 million, $16.6 million and $18.0 million as of the end of fiscal 1996, 1997 and 1998, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $20.7 million, $21.3 million and $25.8 million at the end of fiscal 1996, 1997 and 1998, respectively. The average number of days sales in accounts receivable outstanding was approximately 84 days for 1998, compared to 77 days for 1997 and 74 days for 1996. The Company offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. As a result, the Company anticipates that the amount and aging of its accounts receivable will continue to increase. The Company is planning to establish in 1999 a distribution warehouse and sales office outside of the United States. While this will have the effect of increasing the Company's investment in inventories, it may also result in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

     In connection with the Recapitalization, the Company made cash payments under the Equity Participation Plan of $89.3 million in the year ended December 25, 1998, which it funded with the proceeds of the debt and equity transactions that were part of the Recapitalization.

     Net cash used in investing activities was $11.4 million, $3.7 million and $6.4 million in 1996, 1997 and 1998, respectively. These funds were primarily used to finance the acquisition of the passive humidification product line in 1996 and the custom anesthesia circuit product line in 1998 and for capital expenditures. Capital expenditures, consisting primarily of new manufacturing equipment purchases and expansion of the Ensenada facility, totaled $6.4 million, $4.7 million and $3.1 million in 1996, 1997 and 1998, respectively.
The decrease in 1997 and 1998 resulted from temporary delays in projects that the Company completed in 1998 and anticipates will be completed in 1999. The Company currently estimates that capital expenditures will be approximately $7.0 million in each of 1999 and 2000, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     Net cash used in financing activities was $3.7 million and $16.4 million in 1996 and 1997, respectively, which consisted primarily of repayment of debt and shareholder distributions principally to pay taxes on income passed through by the Company. During the year ended December 25, 1998, net cash provided by financing was $89.6 million, reflecting net borrowings by the Company.

     The Company has outstanding $159.0 million of indebtedness, consisting of $115.0 million of Subordinated Notes issued in connection with the Recapitalization and borrowings of $44.0 million under the Company's Credit Facility entered into in connection with the Recapitalization.

     The Credit Facility consists of a $40.0 million Term Loan Facility (all of which was funded in connection with the Recapitalization) and a $60.0 million Revolving Loan Facility. The Revolving Loan Facility has a letter of credit sublimit of $7.5 million. The Term Loan Facility matures on the sixth anniversary of the initial borrowing and, commencing June 30, 1999, requires quarterly principal installments of $3.0 million in 1999, $4.0 million in 2000, $7.0 million in 2001, $9.0 million in 2002, $11.0 million in 2003, and $10.0 million in 2004. The Revolving Loan Facility matures on the sixth anniversary of the initial borrowing. The interest rate under the Credit Facility is based, at the option of the Company, upon either a Eurodollar rate plus 2.50% per annum or a base rate (as defined) plus 1.50% per annum, each less an applicable pricing adjustment (as defined). Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (i) 75% (or 50% for years when the Company's ratio of Debt to EBITDA (as defined) is less than 5:1) of Excess Cash Flow (as defined), (ii) 50% of the net cash proceeds of an equity issuance by the Company in connection with an initial public offering or 100% of the net cash proceeds of an equity issuance by the Company other than in connection with an initial public offering, (iii) 100% of the net cash proceeds of the sale or other disposition of any properties or assets of Holding and its subsidiaries (subject to certain exceptions), (iv) 100% of the net proceeds of certain issuances of debt obligations of Hudson RCI and its subsidiaries and (v) 100% of the net proceeds from insurance recoveries and condemnations. The Revolving Loan Facility must be prepaid upon payment in full of the Term Loan Facility.

     The Credit Facility is guaranteed by Holding and all existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result, foreign, subsidiaries of the Company. The Credit Facility is secured by a first priority lien in substantially all of the properties and assets of the Company and the guarantors now owned or acquired later, including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company of its existing and future subsidiaries; provided, that such pledge is limited to 65% of the shares of any foreign subsidiary to the extent a pledge of a greater percentage would result in adverse tax consequences to the Company.

     The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates. Hudson RCI is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA test and (e) an interest coverage ratio.

     The Subordinated Notes bear interest at the rate of 91/8%, payable semiannually on each April 15 and October 15, and will require no principal repayments until maturity. The Subordinated Notes are general unsecured obligations of the Company. The Subordinated Notes contain covenants that place limitations on, among other things, (i) the ability of the Company, any subsidiary guarantors and other restricted subsidiaries to incur additional debt, (ii) the making of certain restricted payments including investments,
(iii) the creation of certain liens, (iv) the issuance and sale of capital stock of restricted subsidiaries, (v) asset sales, (vi) payment restrictions affecting restricted subsidiaries, (vii) transactions with affiliates, (viii) the ability of the Company and any subsidiary guarantor to incur layered debt, (ix) the ability of Holding to engage in any business or activity other than those relating to ownership of capital stock of the Company and (x) certain mergers, consolidations and transfers of assets by or involving the Company.

     In connection with the Recapitalization, the Company issued to Holding 300,000 shares of its 11 1/2% Senior PIK Preferred Stock due 2010 with an aggregate liquidation preference of $30.0 million, which has terms and provisions materially similar to those of the Holding Preferred Stock (the "Mirror Preferred Stock"). At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

     Holding is a holding company and will rely on dividends from Hudson RCI as its primary source of liquidity. Holding does not have and in the future will not have any assets other than the capital stock of Hudson RCI. The ability of Hudson RCI to pay cash dividends to Holding when required is restricted by law and restricted or prohibited under the terms of Hudson RCI's debt instruments, including the Credit Facility. No assurance can be made that Hudson RCI will be able to pay cash dividends to Holding when required on the Mirror Preferred Stock.

     The Company believes that after giving effect to the Recapitalization and the incurrence of indebtedness related thereto, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including $54.0 million in borrowings available under the Revolving Loan Facility, will be sufficient over the next twelve months to fund anticipated capital expenditures and acquisitions and to make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the Credit Facility. The Company intends to selectively pursue strategic acquisitions, both domestically and internationally, to expand its product line, improve its market share positions and increase cash flows. Financing for such acquisitions is available, subject to limitations, under the Credit Facility. Any significant acquisition activity by the Company in excess of such amounts would require additional capital, which could be provided through capital contributions or debt financing. The Company has no commitments for such acquisition financing and to the extent financing is unavailable, acquisitions may be delayed or not completed.

YEAR 2000 COMPLIANCE

     The following discussion about the implementation of the Company's Year 2000 program, the costs expected to be associated with the program and the results the Company expects to achieve constitute forward-looking information. As noted below, there are many uncertainties involved in the Year 2000 issue, including the extent to which the Company will be able to adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issue as it may affect third parties and the Company's key trading partners. Accordingly, the costs and results of the Company's Year 2000 program and the extent of any impact on the Company's results of operations could vary materially from that stated herein.

     A significant percentage of software that runs on most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed the identification of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The Company has already completed an assessment of all internal software, hardware and operating systems and has made all necessary hardware and software changes as a result of such assessment. The Company does not believe that its systems will encounter any material "Year 2000" problems. Since the internal Year 2000 issues identified by the Company do not require any significant changes to hardware or software, the Company does not believe that the cost to correct them will be material. The Company's products are not subject to Year 2000 problems.

     The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, for the accurate exchange of data and related information. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. The Company is in the process of implementing a program to assess and monitor the progress of these third parties in resolving Year 2000 issues, and to determine whether any Year 2000 issues encountered by a third party would pose a business risk to the Company. Toward this goal, the Company is contacting its key trading partners to assess its Year 2000 risk based upon the Year 2000 issues of its partners. The Company expects the assessment will be completed by mid-year 1999. The Company does not expect the cost of this program to be material.

     The Company believes the worst case scenario in the event of a Year-2000 related failure would be its inability to communicate via computer transmission with its key trading partners. The Company has begun to develop contingency plans in the event such a business interruption caused by Year 2000 problems should occur, including investigating back-up suppliers who are Year 2000 compliant. The Company cannot provide any assurance that Year 2000 related systems issues of third parties will be corrected in a timely manner or that the failure of these third parties to correct these issues would not have a material adverse effect on the Company.

     The total costs of the Year 2000 program are anticipated to be less than $100,000, some of which has been expended to date. The costs and time estimates of the Year 2000 project are based on the Company's best estimates. There can be no assurance that these estimates will be achieved and that planned results will be achieved. Risk factors include, but are not limited to, the retention of internal resources dedicated to the project and the successful completion of key business partners' Year 2000 projects.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accountings Standards ("SFAS") No. 129 Disclosure of Information about Capital Structure was issued in February 1997 and was adopted by the Company as of December 26, 1997. SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information were issued in June 1997. SFAS No. 130 was adopted by the Company in the first quarter of fiscal 1998. SFAS No. 131 has been adopted in the Company's 1998 year-end financial statements. SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities was issued in June 1998. Because the Company has no derivative instruments and does not engage in hedging activities, SFAS No. 133 will not impact the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Quantitative Disclosures. The Company is exposed to certain market risks associated with interest rate fluctuations on its debt. All debt arrangements are entered into for purposes other than trading. Because the Company's sales are U.S.-dollar denominated, the Company is not subject to risks from currency rate fluctuations. In addition, the Company does not utilize hedging contracts or similar instruments with respect to the commodities it purchases for manufacturing.

     The Company's exposure to interest rate risk arises from financial instruments entered into in the normal course of business that, in some cases, relate to the Company's acquisitions of related businesses. Certain of the Company's financial instruments are fixed rate, short-term investments which are held to maturity. The Company's fixed rate debt consists primarily of outstanding balances on the Subordinated Notes and its variable rate debt relates to borrowings under the Credit Facility (see "Item 7. Management's Discussion and Analysis and Results of Operations--Liquidity and Capital Resources"). With respect to the Company's fixed rate debt, changes in interest rates generally affect the fair value of such debt, but do not have an impact on earnings or cash flows. Because the Company generally cannot prepay its fixed rate debt prior to maturity, interest rate risk and changes in fair value should not have a significant impact on this debt until the Company is required to refinance. With respect to variable rate debt, changes in interest rates affect earnings and cash flows, but do not impact fair value. The impact on the Company's interest expense in the upcoming year of a one-point interest rate change on the outstanding balance of the Company's variable rate debt would be approximately $440,000.

     The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments. The fair value of the Company's fixed rate debt is estimated based on quoted market prices.

                            EXPECTED MATURITY DATE
                           (AS OF DECEMBER 25, 1998)

                               FISCAL    FISCAL    FISCAL    FISCAL    FISCAL      THERE-                 FAIR
                                1999      2000      2001      2002      2003       AFTER       TOTAL      VALUE
                              --------  --------  --------  --------  --------   ----------  ---------  ---------
                                                             (Dollars in thousands)
Fixed Rate Debt                $  --     $  --     $  --     $  --     $   --     $115,000    $115,000   $92,000
Average Interest Rate             --        --        --        --         --        9.125%
Variable Rate Debt             $3,000    $4,000    $7,000    $9,000    $11,000    $ 10,000    $ 44,000   $44,000
Average Interest Rate            8.06%     7.81%     7.81%     7.81%      7.81%       7.81%

     Qualitative Disclosures. The Company's primary exposure relates to (1) interest rate risk on long-term and short-term borrowings, (2) the Company's ability to pay or refinance long-term borrowings at maturity at market rates,
(3) the impact of interest rate movements on the Company's ability to meet interest expense requirements and exceed financial covenants and (4) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future acquisitions. The Company manages interest rate risk on its outstanding long-term and short-term debt through the use of fixed and variable rate debt. While the Company can not predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management evaluates the Company's financial position on an ongoing basis.

ITEM 8.   FINANCIAL STATEMENTS.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following individuals are the executive officers and directors of Holding and Hudson RCI:

NAME                                AGE                         POSITION
----------------------------------  ---      -------------------------------------------------
Richard W. Johansen...............   47      President, Chief Executive Officer and Director
Lougene Williams..................   54      Senior Vice President
Jay R. Ogram......................   43      Chief Financial Officer
Brian W. Morgan...................   59      Vice President, Human Resources
Helen Hudson Lovaas...............   60      Director
Jon D. Ralph......................   34      Director
Charles P. Rullman................   50      Director
Ronald P. Spogli..................   51      Director

     Richard W. Johansen is President, Chief Executive Officer and Director of the Company and assumed the same positions with Holding after consummation of the Recapitalization. Mr. Johansen became President of the Company in 1993 and assumed the additional responsibilities of Chief Executive Officer in May 1997. From 1989 to 1993, he served as Vice President, Marketing and Sales for the Company following the 1989 acquisition of Respiratory Care Inc. by Hudson RCI. He held the same position with Respiratory Care Inc. as well as prior executive positions in the area of business development with its parent company, The Kendall Company.

     Lougene Williams is a Senior Vice President of the Company responsible for its product development, quality assurance and manufacturing operations, having served in this capacity since 1996, and assumed the same position with Holding after consummation of the Recapitalization. Prior to 1996, he was the Company's Vice President, Manufacturing, having held a similar position with Respiratory Care Inc. From 1976 to 1987, he held manufacturing management positions of increasing responsibility at various manufacturing plants of The Kendall Company.

     Jay R. Ogram is the Company's Chief Financial Officer, having served in this capacity since 1996, and assumed the same position with Holding after consummation of the Recapitalization. From 1984 until his assumption of Chief Financial Officer responsibilities, Mr. Ogram held prior positions as Accounting Manager and Vice President and Controller of the Company. Prior to joining the Company, he had held executive positions in financial management with a major health care company.

     Brian W. Morgan is Vice President, Human Resources, having held this position since 1989, and assumed the same position with Holding after consummation of the Recapitalization. Mr. Morgan held similar positions in human resources at Respiratory Care Inc. since 1978.

     Helen Hudson Lovaas is a director of the Company and became a director of Holding after consummation of the Recapitalization. Mrs. Lovaas began her career at the Company in 1961. She has been Chairman since 1987, when she inherited ownership of the Company and served as Chief Executive Officer from 1987 until May 1997. Mrs. Lovaas had served previously as the Vice President of Administration of Hudson Oxygen for 15 years.

     Jon D. Ralph became a director of Hudson RCI and of Holding in connection with the Recapitalization. Mr. Ralph joined Freeman Spogli in 1989 and became a Principal in January 1998. Prior to joining Freeman Spogli, Mr. Ralph spent three years at Morgan Stanley & Co. Incorporated where he served as an analyst in the Investment Banking Division. Mr. Ralph is also a director of Century Maintenance Supply, Inc., Envirosource, Inc. and The Pantry, Inc.

     Charles P. Rullman became a director of Hudson RCI and of Holding in connection with the Recapitalization. Mr. Rullman joined Freeman Spogli as a Principal in 1995. From 1992 to 1995, Mr. Rullman was a General Partner of Westar Capital, a private equity investment firm specializing in middle-market transactions. Prior to joining Westar, Mr. Rullman spent twenty years at Bankers Trust Company and its affiliate BT Securities Corporation where he was a Managing Director and Partner. Mr. Rullman is also a director of The Pantry, Inc.

     Ronald P. Spogli became a director of Hudson RCI and of Holding in connection with the Recapitalization. He is a founding Principal of Freeman Spogli, which was founded in 1983. Mr. Spogli is also a director of Advance Holding Corporation, Advance Stores Company, Incorporated, AFC Enterprises, Inc., Century Maintenance Supply, Inc. and Envirosource, Inc.

     Directors of Hudson RCI and of Holding are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation earned by the Company's Chairman and Chief Executive Officer and the three executive officers who earned salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended December 25, 1998 (collectively, the "Named Executive Officers"). The Company has no other executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION
                                                          ----------------------------------
                                                                                OTHER ANNUAL     ALL OTHER
                                                  FISCAL                        COMPENSATION    COMPENSATION
        NAME AND PRINCIPAL POSITION                YEAR     SALARY     BONUS        (1)            (2)
------------------------------------------------  ------  ---------- ---------  ------------    ------------
Richard W. Johansen.............................   1998   $265,500   $131,567    $14,853,967      $ 9,000
  President and Chief Executive Officer            1997    256,535    141,101      1,350,000        9,000

Lougene Williams................................   1998   $182,000   $ 64,257    $ 6,116,222      $ 9,000
  Senior Vice President                            1997    180,005     70,475        556,000        9,000

Jay R. Ogram....................................   1998   $142,000   $ 43,228    $ 6,116,222      $ 8,520
  Chief Financial Officer                          1997    140,250     48,357        556,000        8,394

Brian W. Morgan.................................   1998   $127,320   $ 38,506    $ 4,527,873      $ 7,634
  Vice President, Human Resources                  1997    127,368     42,984        238,000        7,477

_____________________
(1) Reflects amounts earned by the Named Executive Officers during 1997 and 1998 and paid in 1998 under the Equity Participation Plan. During 1998, no executive officer named above received perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total of such officer's salary and bonus nor did any such officer receive any restricted stock award or stock appreciation right.
(2)  Represents payments by the Company under its defined contribution plan.


EXECUTIVE EMPLOYMENT AGREEMENTS

     On April 7, 1998, the Company entered into employment agreements with each of the Named Executive Officers. Each Named Executive Officer receives a base salary in an amount and on substantially the same terms and conditions as was being paid by the Company on that date and an annual cash bonus in accordance with the Company's existing incentive programs. Pursuant to the employment agreements, in the event that employment is terminated by the Company other than for cause (as such term is defined in the employment agreements), or if the Named Executive

Officer resigns pursuant to a "qualifying resignation" (as such term is defined in the employment agreements), the Company will be required to pay such Named Executive Officer's base salary for a period of between 12 and 24 months. The employment agreements also provide for nondisclosure of confidential information, that the Named Executive Officer shall not engage in any prohibited activity (as such term is defined in the employment agreement) during the term of employment and that the Named Executive Officer will refrain from interfering with the Company's contractual relationships or soliciting the Company's employees for 12 months following the Named Executive Officer's termination.

COMPENSATION OF DIRECTORS

     Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings.

MANAGEMENT BONUS PLANS

     The Company offers two management bonus plans for its executives, one for senior management and one for executive management. The plan for senior management is based on a combination of the financial goals of the Company and goals set for individual employees. The plan has minimum goals of 70% attainment for operating income before EPP and 75% attainment of the individual plan. The payout is based 70% on attainment of Company financial performance and 30% attainment of individual performance goals. The plan for executive management is based on the financial goals of the Company. The payout to an individual is based on his or her bonus level and the percentage attainment of the operating income before EPP goal for the Company. In order to participate, 70% of operating income before EPP must be achieved.

RETIREMENT PLANS

     The Company sponsors two programs that assist its employees in planning for retirement. The Company offers a defined contribution pension plan that is funded by the Company. Employees must be at least 21 years of age and have completed two years of service to be eligible to participate in the pension plan. The Company annually contributes an amount equal to 6% of a participating employee's base earnings to a participant's account, prorated for any part of a year that a participant was ineligible for a contribution. The funding also includes a proportionate share of any increase or decrease in the fair market value of the assets in the trust fund as of the immediately preceding last day of the plan year. In addition, employees may contribute to a 401(k) plan that has no matching contributions by the Company. Employees must have six months of service to be eligible to participate in the 401(k) plan and may contribute up to 10% of their annual compensation, or 6% if the employee is a highly compensated participant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors of the Company determines the compensation of the executive officers. During fiscal 1998, Mr. Rullman determined the compensation of the Company's Chief Executive Officer and Mr. Rullman and Mr. Johansen participated in deliberations regarding the compensation of the Company's other executive officers.

STOCK SUBSCRIPTION PLANS

     In April 1998, Holding adopted an Employee Stock Subscription Plan and an Executive Stock Subscription Plan (collectively, the "Stock Subscription Plans") pursuant to which executives of the Company purchased 800,000 shares of common stock of Holding valued at $10.00 per share. The Stock Subscription Plans provide for a repurchase option in favor of Holding upon termination of employment at stated repurchase prices. In addition, the Stock Subscription Plans provide for restrictions on the transferability of shares prior to the fifth anniversary of the Recapitalization or Hudson RCI's initial public offering. The shares are also subject to a right of first refusal in favor of Holding as well as obligations to sell at the request of Freeman Spogli and co-sale rights if Freeman Spogli sells its shares to a third party.

     The following table sets forth, for the Chief Executive Officer and the Named Executive Officers, the number of shares purchased pursuant to the Stock Purchase Plans:

NAME                               NUMBER OF SHARES
--------------------------------   ----------------

Richard W. Johansen.............      300,000(1)
Lougene Williams................      100,000
Jay R. Ogram....................      100,000
Brian W. Morgan.................       15,000

________________
(1) Represents shares held of record by the Johansen Family Trust U/D/T dated 8/16/91, of which Mr. Johansen and his wife, Barbara L. Johansen, are the trustees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

RIVER HOLDING CORP.

     The following table sets forth certain information, as of March 25, 1999, with respect to the beneficial ownership of capital stock of Holding by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of Holding and (iv) all Named Executive Officers and directors of Holding as a group. The following table should be read in conjunction with the security ownership table for Hudson RCI.

                                                               SHARES OF   PERCENT     SHARES OF    PERCENT
                                                                COMMON       OF        PREFERRED      OF
                NAME OF BENEFICIAL OWNER                        STOCK       CLASS         STOCK      CLASS
------------------------------------------------------------   --------    -------     ---------    ------
Freeman Spogli & Co. Incorporated(1)........................   5,500,000    87.1%           -          -
  Ronald P. Spogli(1)
  Charles P. Rullman(1)
  Jon D. Ralph(1)
Richard W. Johansen(2)(3)...................................     300,000     4.8%           -          -
Lougene Williams(3).........................................     100,000     1.6%           -          -
Jay R. Ogram(3).............................................     100,000     1.6%           -          -
Brian W. Morgan(3)..........................................      15,000     0.2%           -          -
Helen Hudson Lovaas(3)......................................          --      --            -          -
All named Executive Officers and directors of Holding as a
 group (8 individuals)......................................   6,015,000    95.3%           -          -

__________________
(1) 1,441,251 shares, 58,749 shares and 4,000,000 shares of common stock are held of record by FS Equity Partners III, L.P. ("FSEP III"), FS Equity Partners International, L.P. ("FSEP International") and FS Equity Partners IV, L.P. ("FSEP IV"), respectively. As general partner of FS Capital Partners, L.P. ("FS Capital"), which is general partner of FSEP III, FS Holdings, Inc. ("FSHI") has the sole power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P. ("FS&Co. International"), which is the general partner of FSEP International, FS International Holdings Limited ("FS International Holdings") has the sole power to vote and dispose of the shares owned by FSEP International. As general partner of FSEP IV, FS Capital Partners LLC ("FS Capital LLC") has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Spogli and Rullman and Bradford M. Freeman, William M. Wardlaw, J. Frederick Simmons and John M. Roth are the sole directors, officers and shareholders of FSHI, FS International Holdings and Freeman Spogli & Co. Incorporated and such individuals, in addition to Mr. Ralph and Todd W. Halloran and Mark J. Doran, are the sole managing members of FS Capital LLC, and as such may be deemed to be the beneficial owners of the shares of the common stock and rights to acquire the common stock owned by FSEP III, FSEP International and FSEP IV. The business address of Freeman Spogli & Co. Incorporated, FSEP III, FSEP IV, FS Capital, FSHI, FS Capital LLC, and its sole directors, officers, shareholders and managing members is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025 and the business address of FSEP International, FS&Co. International and FS International Holdings is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies.
(2) Represents shares held of record by the Johansen Family Trust U/D/T dated 8/16/91 (the "Trust"), of which Mr. Johansen and his wife, Barbara L. Johansen, are the trustees.
(3) The business address of these individuals is River Holding Corp., 599 Lexington Avenue, 18th Floor, New York, New York 10022.

HUDSON RCI

     The following table sets forth certain information, as of March 25, 1999, with respect to the beneficial ownership of capital stock of the Company by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of Hudson RCI and (iv) all Named Executive Officers and directors of Hudson RCI as a group. The following table should be read in conjunction with the security ownership table for Holding.

                                                           SHARES OF               SHARES OF
                                                            COMMON      PERCENT    PREFERRED   PERCENT
              NAME OF BENEFICIAL OWNER                      STOCK       OF CLASS     STOCK     OF CLASS
------------------------------------------------------     ---------    --------   ---------   --------
River Holding Corp.(1)................................     6,312,500      80.8%     318,014       100%
  Jon D. Ralph(1).....................................
  Charles P. Rullman(1)...............................
  Ronald P. Spogli(1).................................
Helen Hudson Lovaas(2)................................     1,500,000      19.2%          --        --
Richard W. Johansen(3)................................            --        --           --        --
Lougene Williams(3)...................................            --        --           --        --
Jay R. Ogram(3).......................................            --        --           --        --
Brian W. Morgan(3)....................................            --        --           --        --
All Named Executive Officers and directors of the
 Company as a group (8 individuals)...................     7,812,500     100.0%          --        --

________________

(1) As beneficial owner of 87.1% of the common stock of Holding, Freeman Spogli will have the power to vote and dispose of the shares held by Holding. See footnote (i) at "--River Holding Corp." Holding has pledged all shares of the Company's capital stock held by it to secure its guarantee of the Company's obligations under the New Credit Facility.
(2) Represents shares held of record by the Helen Lovaas Separate Property Trust U/D/T dated 7/17/97 (the "Trust"). As sole trustee of the Trust, Mrs. Lovaas has the sole power to vote and dispose of the shares owned by the Trust. The address of the Trust is c/o Hudson Respiratory Care Inc., 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589.
(3) The business address of these individuals is Hudson Respiratory Care Inc., 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SHAREHOLDERS' AGREEMENT

     The Continuing Shareholder and Holding have entered into a Shareholders' Agreement, as amended (the "Shareholders' Agreement"). Under the Shareholders' Agreement, Holding and the Continuing Shareholder have the right to purchase their pro rata share of certain new issuances of capital stock by Hudson RCI.
In addition, the Shareholders' Agreement provides that upon certain issuances of common stock of Holding to employees of the Company, and contribution of the consideration received for such issuance to Hudson RCI, an equivalent number of shares of Hudson RCI's common stock will be issued to Holding. The Shareholders' Agreement provides for restrictions on the transferability of the shares held by the Continuing Shareholder for a period of two years following the consummation of the Recapitalization, and provides for a right of first offer on the Continuing Shareholder's common stock. In addition, the agreement provides that upon sales by Holding of common stock of Hudson RCI or by Freeman Spogli of common stock of Holding, the Continuing Shareholder is obligated to sell all its shares of common stock at the request of Holding and the Continuing Shareholder has the right to participate in such sale on a pro rata basis. If Hudson RCI engages in an initial public offering with respect to its common stock, the Shareholders' Agreement provides that Holding will exchange all of the common stock of Hudson RCI it holds for newly issued common stock of Hudson RCI and the Mirror Preferred Stock (as defined below) will be exchanged, at Holding's option, into Company Preferred Stock or Company Exchange Debentures, which in turn will be exchanged for Exchange Preferred Stock. Holding will then liquidate and distribute Hudson RCI's common stock to its common holders. Hudson RCI will grant unlimited piggyback registration rights (after an initial public offering) to Freeman Spogli and the Continuing Shareholder and, commencing six (6) months after the initial public offering, three (3) demand registrations to Freeman Spogli, and one demand registration to the Continuing Shareholder. The Shareholders' Agreement provides that the parties thereto will vote their shares to elect Helen Hudson Lovaas to the Board of Directors.

PAYMENTS RELATING TO THE RECAPITALIZATION

      In connection with the Recapitalization, two trusts of which Mrs. Lovaas is the sole trustee received payments of an aggregate of $131.1 million. In addition, Freeman Spogli received a transaction fee of $4.0 million. Under the Equity Participation Plan, upon consummation of the Recapitalization, certain employees of the Company received an aggregate of $89.6 million, a substantial portion of which was received by the Named Executive Officers.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this Report:

                                                                                                          PAGE
          (1)  Index to Financial Statement Schedules:

                    Report of Independent Accountants on Financial Statement Schedule of Arthur
                            Andersen LLP................................................................. S-1
                    Schedule I--Valuation and Qualifying Accounts for Hudson Respiratory
                            Care Inc..................................................................... S-2

          (2)  Index to the Consolidated Financial Statements:

               FINANCIAL STATEMENTS - RIVER HOLDING CORP. AND SUBSIDIARIES
               Report of Independent Public Accountants.................................................. F-1
               Consolidated Balance Sheets as of December 25, 1998....................................... F-2
               Consolidated Statements of Operations for the Period from April 7, 1998
                      (Inception) to December 25, 1998................................................... F-4
               Consolidated Statements of Stockholder's Equity for the Period from April 7, 1998
                      (Inception) to December 25, 1998................................................... F-5
               Consolidated Statement of Cash Flows for the Period from April 7, 1998
                          (Inception) to December 25, 1998............................................... F-6
               Notes to Consolidated Financial Statements................................................ F-8


               FINANCIAL STATEMENTS - HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
               Report of Independent Public Accountants.................................................. F-17
               Consolidated Balance Sheets as of December 26, 1997 and December 25, 1998................. F-18
               Consolidated Statements of Operations for the Years Ended December 27, 1996,
                      December 26, 1997 and December 25, 1998............................................ F-20
               Consolidated Statements of Common Stockholders' Equity for Years Ended
                      December 27, 1996, December 26, 1997 and December 25, 1998......................... F-22
               Consolidated Statements of Cash Flows for Years Ended December 27, 1996,
                      December 26, 1997 and December 25, 1998............................................ F-23
               Notes to Consolidated Financial Statements................................................ F-25

          (3)  Exhibits.

               Exhibit
               Number                             Description
               -------                            -----------
               1.1(2) Purchase Agreement dated April 2, 1998 among Hudson Respiratory Care Inc. ("Hudson RCI"), River Holding Corp. ("Holding"), Salomon Brothers Inc and BT Alex. Brown Incorporated.

               2.1(2) Amended and Restated Merger Agreement dated March 15, 1998 among Holding, River Acquisition Corp., Hudson RCI and the shareholders of Hudson RCI.

               3.1(1) Certificate of Incorporation of Holding, as amended to date.

               3.2(1)        Amended and Restated Bylaws of Holding.

               3.3(3) Amended and Restated Articles of Incorporation of Hudson RCI.

               3.4(4)        Amended and Restated Bylaws of Hudson RCI.

               4.1(2) Indenture dated as of April 7, 1998 among Hudson RCI, Holding and United States Trust Company of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (including form of 9 1/8% Senior Note due 2008).

               Exhibit
               Number                                Description
               --------                              -----------
                 4.2(2)      Exchange Indenture dated as of April 7, 1998 among
                             Hudson RCI, Holding and United States Trust Company
                             of New York, as Trustee, with respect to the 11
                             1/2% Subordinated Exchange Debentures due 2010
                             (including form of 11 1/2% Senior Subordinated
                             Exchange Debenture due 2010).
                 4.3(2)      Registration Agreement dated April 7, 1998 among
                             Hudson RCI, Holding, Salomon Brothers Inc and BT
                             Alex. Brown Incorporated.
                10.1(2)      Credit Agreement dated as of April 7, 1998 among
                             Hudson RCI, Holding, the lenders party thereto,
                             Salomon Brothers Inc. and Bankers Trust Company
                             ("Bankers Trust").
                10.2(2)      Security Agreement dated as of April 7, 1998
                             between Hudson RCI and Bankers Trust.
                10.3(2)      Pledge Agreement dated as of April 7, 1998 between
                             Holding and Bankers Trust.
                10.4(2)      Deed of Trust, Security Agreement, Fixture Filing
                             and Assignment of Leases and Rents dated April 7,
                             1998 between Hudson RCI and Chicago Title Insurance
                             Company fbo Bankers Trust.
                10.5(2)      Holding Guarantee Agreement dated as of April 7,
                             1998 between Holding and Bankers Trust.
                10.6(2)      Indemnity, Subrogation and Contribution Agreement
                             dated as of April 7, 1998 among Hudson RCI, Holding
                             and Bankers Trust.
                10.7(2)      Shareholders Agreement dated April 7, 1998 among
                             Holding, The Helen Hudson Lovaas Separate Property
                             Trust U/D/T dated July 17, 1997 (the "Hudson
                             Trust"), FS Equity Partners III, L.P. ("FSEP III"),
                             FS Equity Partners International, L.P. ("FSEP
                             International"), FS Equity Partners IV, L.P. ("FSEP
                             IV"), and Hudson RCI.
                10.8(1)      1998 Employee Stock Subscription Plan dated April
                             7, 1998.
                10.9(1)      1998 Executive Stock Subscription Plan dated April
                             7, 1998.
                10.10(1)     Form of Stock Subscription Agreement for 1998
                             Employee Stock Purchase Plan.
                10.11(1)     Form of Stock Subscription Agreement for 1998
                             Executive Stock Subscription Plan.
                10.12(1)     Stock Subscription Agreement dated April 7, 1998
                             among Holding, FSEP III, FSEP IV, and FSEP
                             International.
                10.13(5)     Stock Subscription Agreement dated April 7, 1998
                             between Holding and River Acquisition Corp.
                10.14(6)     Form of Amendment No. 1 to Credit Agreement dated
                             as of July 30, 1998 among Hudson RCI, Holding, the
                             lenders party thereto, Salomon Brothers Inc. and
                             Bankers Trust.
                10.15(1)     Form of Exchange Preferred Stock Certificate.
                10.16(5)     Amendment No. 1 to Shareholders Agreement dated
                             April 8, 1998 among Holding, the Hudson Trust, FSEP
                             III, FSEP IV and Hudson RCI.
                10.17(8)     Form of Amendment No. 2 to Credit Agreement dated
                             as of March 12, 1999 among Hudson RCI, Holding, the
                             lenders party thereto, Salomon Brothers Inc. and
                             Bankers Trust.
                12.1         Statement re Computation of Earnings to Fixed
                             Charges Ratio.
                18.1(9)      Letter re Change in Accounting Principles.
                21.1(1)      Subsidiaries of Holding.
                21.2(1)      Subsidiaries of Hudson RCI
                24.1(1)      Power of Attorney (included in the signature pages
                             hereof).
                27.1         Financial Data Schedule.

                                       29
A

________________________
     (1) Incorporated by reference to the exhibit designated by the same number in the Form S-4 filed by River Holding Corp. on June 5, 1998 (File No. 333-56135).
     (2) Incorporated by reference to the exhibit designated by the same number in the Form S-4 filed by Hudson RCI on June 5, 1998 (File No. 333-56097) (the "Hudson RCI S-4").
     (3)  Incorporated by reference to the exhibit designated by exhibit number
          3.1 in the Hudson RCI S-4.
     (4)  Incorporated by reference to the exhibit designated as exhibit number
          3.2 in the Hudson RCI S-4.
     (5)  Incorporated by reference to the exhibit designated as exhibit number
          10.8 in the Hudson RCI S-4.
     (6)  Incorporated by reference to the exhibit designated as exhibit number
          10.13 in Amendment No. 1 to Form S-4 filed by Hudson RCI on August 3, 1998 (File No. 333-56097).
     (7) Incorporated by reference to the exhibit designated as exhibit 10.14 in the Annual Report on Form 10-K of Hudson RCI dated March 25, 1999 (the "Hudson RCI 1998 Form 10-K").
     (8) Incorporated by reference to the exhibit designated as exhibit 10.15 in the Hudson RCI 1998 Form 10-K.
     (9) Incorporated by reference to the exhibit designated by the same number in the Hudson RCI 1998 Form 10-K.

(b)    Current Reports on Form 8-K.

       None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To the Board of Directors of
  River Holding Corp.:

We have audited the accompanying consolidated balance sheet of RIVER HOLDING CORP. (a Delaware corporation) and subsidiaries as of December 25, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from April 7, 1998 (inception) to December 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Holding Corp. and subsidiaries as of December 25, 1998, and the results of their operations and their cash flows for the period from April 7, 1998 (inception) to December 25, 1998 in conformity with generally accepted accounting principles.



                                         /s/ ARTHUR ANDERSEN LLP


Orange County, California
March 1, 1999

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------


                CONSOLIDATED BALANCE SHEET - DECEMBER 25, 1998
                ----------------------------------------------


                                     ASSETS
                                     ------
                                    ($000's)

CURRENT ASSETS:
  Cash                                                               $    507
  Accounts receivable, less allowance for
    doubtful accounts of $635                                          25,829
  Inventories                                                          18,024
  Other assets                                                          1,049
                                                                     --------
          Total current assets                                         45,409
                                                                     --------
PROPERTY, PLANT AND EQUIPMENT, net                                     46,857
                                                                     --------
OTHER ASSETS:
  Deferred tax asset                                                    9,634
  Deferred financing costs, net                                        11,917
  Other assets                                                            235
  Goodwill, net                                                       148,657
                                                                     --------
                                                                      170,443
                                                                     --------
                                                                     $262,709
                                                                     ========


                The accompanying notes are an integral part of
                       this consolidated balance sheet.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------


                CONSOLIDATED BALANCE SHEET - DECEMBER 25, 1998
                ----------------------------------------------



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                   ($000's)

CURRENT LIABILITIES:
  Notes payable to bank                                         $   3,000
  Accounts payable                                                  6,324
  Accrued liabilities                                               6,219
                                                                ---------
          Total current liabilities                                15,543

SENIOR SUBORDINATED NOTES PAYABLE                                 115,000

NOTES PAYABLE TO BANK, net of current
  portion                                                          41,000
                                                                ---------
                  Total liabilities                               171,543
                                                                ---------

MINORITY INTEREST                                                       -
                                                                ---------

MANDATORILY-REDEEMABLE PREFERRED STOCK,
  $100 par value: Authorized--1,800,000
  shares, issued and outstanding--318,014
  shares at December 25, 1998; liquidation
  preference: $31,802 (Note 5)                                     30,802
Accrued preferred stock dividend, payable in kind                     711
                                                                ---------
                                                                   31,513
                                                                ---------
STOCKHOLDERS' EQUITY:
  Common stock, no par value:
    Authorized--15,000,000 shares, issued and
    outstanding--6,312,500 shares                                  63,125
  Accumulated deficit                                              (3,472)
                                                                ---------
                                                                   59,653
                                                                ---------
                                                                $ 262,709
                                                                =========


                The accompanying notes are an integral part of
                       this consolidated balance sheet.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------

      FOR THE PERIOD FROM APRIL 7, 1998 (INCEPTION) TO DECEMBER 25, 1998
      ------------------------------------------------------------------
                                   ($000's)

NET SALES                                                        $ 76,232

COST OF SALES                                                      42,188
                                                                 --------
     Gross profit                                                  34,044
                                                                 --------
OPERATING EXPENSES:
  Selling                                                           8,032
  Distribution                                                      4,265
  General and administrative                                        7,129
  Research and development                                          1,406
  Amortization of goodwill                                          3,785
                                                                 --------
                                                                   24,617
                                                                 --------
     Income from operations                                         9,427
                                                                 --------
OTHER EXPENSES:
  Interest expense                                                (10,273)
  Other, net                                                         (728)
                                                                 --------
                                                                  (11,001)
                                                                 --------
     Loss before benefit for
       income taxes                                                (1,574)

BENEFIT FOR INCOME TAXES (Note 3)                                     614
                                                                 --------
     Net loss                                                        (960)

PREFERRED STOCK DIVIDENDS                                           2,512
                                                                 --------
     Net loss to common shareholders                             $ (3,472)
                                                                 ========



                 The accompanying notes are an integral part of
                          this consolidated statement.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------


                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                ----------------------------------------------

      FOR THE PERIOD FROM APRIL 7, 1998 (INCEPTION) TO DECEMBER 25, 1998
      ------------------------------------------------------------------
                                   ($000's)

                                    Common Stock
                                 ------------------
                                 Number of             Accumulated
                                  Shares      Amount      Deficit      Total
                                 ---------    -------    ---------    --------
BALANCE, April 7, 1998
  (inception)                            -    $     -     $     -     $     -

  Sale of common stock           6,312,500     63,125           -      63,125
  Pay-in-kind preferred
    stock dividends                      -          -      (2,512)     (2,512)
  Net loss                               -          -        (960)       (960)
                                 ---------    -------    --------     -------
BALANCE, December 25, 1998       6,312,500    $63,125     $(3,472)    $59,653
                                 =========    =======    ========     =======



                The accompanying notes are an integral part of
                         this consolidated statement.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------


                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------


      FOR THE PERIOD FROM APRIL 7, 1998 (INCEPTION) TO DECEMBER 25, 1998
      ------------------------------------------------------------------
                                   ($000's)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $    (960)
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Depreciation and amortization                                   8,507
  Changes in assets and liabilities, net of amounts
    acquired or assumed:
      Increase in accounts receivable                                (7,089)
      Increase in inventories                                        (1,215)
      Decrease in other current assets                                  316
      Decrease in other assets                                          526
      Increase in accounts payable                                    3,243
      Increase in accrued liabilities                                   526
                                                                  ---------
          Net cash provided by operating activities                   3,854
                                                                  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of majority interest in
    Hudson Respiratory Care Inc.                                   (248,000)
  Acquisition of certain assets of Gibeck, Inc. (Note 9)             (3,351)
  Purchases of property, plant and equipment                         (3,121)
                                                                  ---------
          Net cash used in investing activities                    (254,472)
                                                                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to bank                                 (2,000)
  Proceeds from senior subordinated notes                           115,000
  Proceeds from borrowing of bank credit facility                    46,000
  Sale of common and preferred stock, net of
    transaction costs                                                92,125
                                                                  ---------
          Net cash provided by financing activities                 251,125
                                                                  ---------
NET INCREASE IN CASH                                                    507

CASH, at April 7, 1998 (inception)                                        -
                                                                  ---------
CASH, at December 25, 1998                                        $     507
                                                                  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period from April 7, 1998
  (inception) to December 25, 1998:

  Interest                                                  $  8,742
                                                            ========
  Income taxes                                              $  1,699
                                                            ========
      NON-CASH FINANCING ACTIVITIES-

        The Company satisfies its preferred dividend requirements by the issuance of additional shares of preferred stock. Such accrued dividend requirements totaled $2,512,00 for the period from the date of issuance of the preferred stock; preferred stock with a face value of $1,801,00 was issued in 1998 and the remainder of $711,000 will be issued in 1999.




                The accompanying notes are an integral part of
                         this consolidated statement.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                               DECEMBER 25, 1998
                               -----------------

1.   Company Background
     ------------------

River Holding Corp. ("Holding") is a Delaware corporation formed to purchase and hold a majority interest in Hudson Respiratory Care Inc. ("Hudson" or the "Company"), a California corporation founded in 1945. Hudson is a manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets. The Company's respiratory care and anesthesia product lines include such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing. In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. The Company's products are sold to distributors and alternate site service providers throughout the United States and internationally. The Company's operations are conducted from its primary facility in Temecula, California, facilities in Arlington Heights and Elk Grove, Illinois, and a facility in Ensenada, Mexico.

Recapitalization

In April 1998, the Company consummated a plan pursuant to which a majority interest in the Company was sold in accordance with an agreement and plan of merger (the Recapitalization).

Key components of the Recapitalization included:

(1)  Common and preferred equity investments by Holding in consideration for an
     80.8 percent ownership in the Company's common stock and preferred stock with an initial liquidation preference of $30.0 million
(2) Issuance of 9-1/8 percent senior subordinated notes with a par value of $115.0 million, maturing in 2008 (see Note 4)
(3)  Execution of a new term loan facility and revolving loan facility (see Note
     4)
(4)  Repayment of existing indebtedness
(5)  Payment of amounts due under the Equity Participation Plan
(6) Payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2 percent interest in the common shares outstanding.
(7) Potential contingent payments based on 1998 performance, payable to the continuing shareholder and former participants in the Equity Participation Plan; however, as a result of the Company's 1998 performance, no additional amounts are due.

The Company has terminated the Equity Participation Plan and plans to adopt an executive stock purchase plan and a stock option plan. Additionally, Hudson's sole shareholder, who owned the remaining 21 percent of Industrias Hudson, transferred this interest to the Company in consideration of one dollar. Because of the commonality of ownership, the 21 percent minority interest has been included in the financial statements for all periods presented.

On April 7, 1998, Holding acquired a majority interest in Hudson, as discussed above. The investment in Hudson by Holding was accounted for as a purchase and the purchase price has been allocated as follows based upon management's estimate of relative fair value of assets and liabilities acquired (amounts in thousands):

     Assets:
        Current assets and other                                      $ 33,044
        Property, plant and equipment                                   47,821
        Deferred tax asset                                               9,020
        Deferred financing costs                                        12,917
        Goodwill                                                       152,442
                                                                      --------
                                                                       255,244
     Less liabilities:
        Current liabilities                                              7,244
                                                                      --------
     Total purchase price paid                                        $248,000
                                                                      ========

Goodwill is being amortized using a 30-year life.

Holding has no operations apart from those conducted by Hudson. The accompanying consolidated statement of operations includes the results of Hudson for the period from March 27, 1998 to December 25, 1998 (Hudson's fiscal second, third and fourth quarters). Management believes that the impact of including Hudson's results of operations for the period from March 27, 1998 to April 7, 1998 is not material to the accompanying consolidated financial statements.

The minority interest in the Company was initially recorded at zero and the Company's losses for the period ended December 25, 1998 have been solely allocated to Holding.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     a.  Principles of Consolidation
         ---------------------------

     The consolidated financial statements include the accounts of River Holding Corp. and subsidiaries, Hudson, IH Holding and Industrias Hudson. River owns 89.2 percent of Hudson. Hudson owns 100 percent and 99 percent of IH Holding and Industrias Hudson, respectively. IH Holding owns 1 percent of Industrias Hudson as its sole asset. Industrias Hudson is the Company's Mexican subsidiary whose assets consist of an assembly facility located in that country.

     b.   Use of Estimates in the Financial Statements
          --------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c.   Inventories
          -----------

     Inventories are stated at the lower of cost (first-in, first-out ("FIFO") method) or market. Inventories consisted of the following at December 25, 1998 (amounts in thousands):

        Raw materials                                               $ 5,127
        Work-in-process                                               5,926
        Finished goods                                                6,971
                                                                    -------
                                                                    $18,024
                                                                    =======

     Raw materials principally consist of bulk resins. Work-in-process and finished goods include raw materials, labor and overhead costs. Certain finished goods are purchased for resale and are not manufactured.

     As of December 25, 1998, the Company changed its method for allocating manufacturing overhead costs for all domestic production. The Company now allocates such costs based on machine hours rather than direct labor hours. As the Company has increased the automation of its processes, management believes this method is preferable to its prior method. Under APB Opinion No. 20, "Accounting Changes," this change is considered to be a change in estimate indistinguishable from a change in method. Accordingly, the effect of $1,085,000 at December 25, 1998 is reflected in operating income as a reduction of cost of sales.

     d.  Property, Plant and Equipment
         -----------------------------

     The following is a summary of property, plant and equipment as of December 25, 1998 (amounts in thousands):

        Land                                                        $ 4,007
        Buildings                                                    10,898
        Leasehold improvements                                          296
        Machinery and equipment                                      31,979
        Furniture and fixtures                                        1,243
        Construction in progress                                      2,732
                                                                    -------
                                                                     51,155
       Less--Accumulated depreciation and
        amortization                                                 (4,298)
                                                                    -------
                                                                    $46,857
                                                                    =======

     Depreciation of property, plant and equipment is provided using both straight-line and declining-balance methods over the following estimated remaining useful lives:

        Buildings                                      31.5 years
        Leasehold improvements                         31.5 years
        Machinery and equipment                        5 to 7 years
        Furniture and fixtures                         7 years
        Heaters                                        5 years

     Upon retirement or disposal of depreciable assets, the cost and related accumulated depreciation are removed and the resulting gain or loss is reflected in income from operations. Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred.

     e.   Accrued Liabilities
          -------------------

     The following is a summary of the components of accrued liabilities as of December 25, 1998 (amounts in thousands):

        Accrued pension plan                                        $  809
        Accrued vacation                                             1,176
        Accrued interest                                             2,315
        Other                                                        1,919
                                                                    ------
                                                                    $6,219
                                                                    ======

     f.   Foreign Currency Translation
          ----------------------------

     The Company follows the principles of Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", generally using the local currency as the functional currency of its operating subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Beginning in the second quarter of 1998, the Company commenced using the U.S. dollar as the functional currency of its Mexican operations since Mexico is considered a highly-inflationary economy.

     g.   Fiscal Year-End
          ---------------

     The Company and Holding report their operations on a 52-53 week fiscal year ending on the Friday closest to December 31. Hudson's fiscal year ended December 25, 1998 was a 52 week year.

     h.   Post-employment and Post-retirement Benefits
          ---------------------------------------------

     The Company and Holding do not provide post-employment or post-retirement benefits to employees. Accordingly, SFAS No. 112, "Employers' Accounting for Post-employment Benefits", and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits", have no impact on the accompanying consolidated financial statements.

     i.   New Accounting Pronouncements
          -----------------------------

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Holding had no comprehensive income adjustments for 1998.

     In June 1997, FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Financial information is required to be reported on the same basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement was adopted as of December 25, 1998. Management believes that it operates in only one operating segment, as defined.

     j.   Revenue Recognition
          -------------------

     The Company recognizes revenue when product is shipped. The Company establishes reserves for sales returns and other allowances based on historical experience.

3.   Income Taxes
     ------------

Holding is a C corporation and the Company became a C corporation upon the occurrence of the Recapitalization discussed in Note 1. Holding's effective income tax rate for 1998 approximates the combined federal and state statutory rates of 39 percent.

The current income tax benefit results from net operating losses since inception. The net deferred tax asset at December 25, 1998 consisted of the following:

  Basis differences arising from the
   Recapitalization (see Note 1)                                      $10,442
  Net operating loss carryforwards                                      4,085
  Liabilities and allowances not currently
   deductible for tax purposes                                         (4,266)
  Accelerated tax depreciation                                           (627)
                                                                      -------
                                                                      $ 9,634
                                                                      =======

Net operating loss carryforwards expire on various dates through 2018. In management's opinion, the net deferred tax asset is more likely than not to be realized.

4.   Long-Term Debt
     --------------

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

Interest on the New Credit Facility is based, at the option of the Company, upon either a eurodollar rate (as defined) plus 2.25 percent, or a base rate (as defined) plus 1.25 percent per annum. A commitment fee of 0.50 percent per annum will be charged on the unused portion of the New Credit Facility. As of December 25, 1998 the eurodollar and base rates were 5.1875 percent and 7.4375 percent, respectively. As of December 25, 1998 borrowings under the Term Loan Facility bear interest at 7.4375 percent per annum and borrowings under the Revolving Credit Facility bear interest at 7.8125 and 9.00 percent per annum.

The agreement provides the bank a first security interest in substantially all of the properties and assets of the Company and a pledge of 65 percent of the stock of Industrias Hudson, the Company's principal subsidiary. The agreement also requires the Company to maintain certain financial ratios and financial covenants, as defined in the agreement, the most restrictive of which prohibit additional indebtedness and limit dividend payments to the Company's stockholders.

Total borrowings as of December 25, 1998 were $38,000,000 and $6,000,000 under the Term Loan Facility and Revolving Credit Facility, respectively. The New Credit Facility will mature on April 7, 2004.

The Company is required under restrictive covenants of the New Credit Facility Agreement to maintain certain financial ratios, and meet certain operating cash flow tests for which the Company was not in total compliance as of December 25, 1998. Subsequently, the Company has amended its New Credit Facility Agreement so that under the amended terms it was in compliance at December 25, 1998.

Senior Subordinated Notes

Also related to the Recapitalization, the Company issued under an Indenture $115,000,000 of senior subordinated notes (the "Notes"). The Notes are fully transferable and are unsecured obligations of the Company, subordinated in right of payment to all existing and future Senior Debt, as defined, of the Company.

The Notes bear interest at a rate equal to 9-1/8 percent per annum from the date of issuance of the Notes. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes will mature on April 15, 2008 and will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003.

The fair value of the Company's senior subordinated notes at December 25, 1998 was approximately $92,000,000. The fair value is determined based on the quoted market prices for issues listed on exchanges and is not intended to, and does not, represent the underlying fair value of the Company.

As of December 25, 1998, future minimum payments on the aforementioned debt are as follows (amounts in thousands):

        Fiscal
     Year Ending
     -----------
        1999                                                        $  3,000
        2000                                                           4,000
        2001                                                           7,000
        2002                                                           9,000
        2003                                                          11,000
     Thereafter                                                      125,000
                                                                    --------
                                                                    $159,000
                                                                    ========

5.   Preferred Stock
     ---------------

Upon consummation of the Recapitalization, Holding issued 300,000 shares of Series B Senior Exchangeable Payable-In-Kind (PIK) Preferred Stock subject to mandatory redemption at a liquidation preference of $100 per share, plus accumulated and unpaid dividends, if any, on April 15, 2010. Net proceeds from the original issuance were $29,000,000.

Dividends on the preferred stock accrue at the rate per share of 11-1/2 percent per annum. Amounts due are payable in cash, except that on each dividend payment date occurring on or prior to April 15, 2003, dividends may be paid at Holding's option, by the issuance of additional shares of preferred stock (including fractional shares). Dividends will be payable semi-annually on April 15 and October 15 of each year commencing October 15, 1998. The preferred stock ranks junior in right of payment to all obligations of Holding and its subsidiaries.

Holding issued PIK preferred stock with a liquidation preference of $1,801,000 to satisfy the dividend requirements in 1998. As of December 25, 1998 Holding accrued for PIK preferred stock dividends in the amount of $711,000. The ability of Holding to pay cash dividends on its preferred stock is dependent upon Hudson's ability to pay cash dividends to Holding. There can be no assurance that Hudson will make such dividend payments.

6.   Commitments and Contingencies
     -----------------------------

The Company leases certain facilities, automobiles and office equipment under noncancellable leases, with the majority of the automobile leases having a term of one year with annual renewal provisions. All of these leases have been classified as operating leases. As of December 25, 1998, the Company had future obligations under operating leases as follows (amounts in thousands):

                  Fiscal
               Year Ending
               -----------
                  1999                       $  923
                  2000                          384
                                             ------
                                             $1,307
                                             ======

Rental expense was approximately $1,110,000 in the period from March 27, 1998 to December 25, 1998.

7.   Deferred Compensation and Benefit Plans
     ---------------------------------------

     a.  Pension Plan

     The Company has a defined-contribution pension plan covering substantially all its employees. Amounts charged to expense relating to this plan totaled approximately $599,000 for the period from March 27, 1998 to December 31, 1998.

     b.  Deferred Compensation

     Effective December 1, 1994, the Company established a deferred compensation plan for certain key employees. As of December 25, 1998 no material amount of compensation has been deferred.

8.   Major Customers and Sales by Geographic Region
     ----------------------------------------------

Although the information below reflects full twelve-month activity for Hudson, management does not believe that the corresponding percentage relationships in the nine-month activity for Holding would be materially different.

Hudson sells respiratory care products to distributors and medical facilities throughout the United States and internationally. All sales are denominated in U.S. dollars. During the period from December 27, 1997 to December 25, 1998, Hudson had foreign sales which constituted approximately 20 percent of total sales. Hudson's percentage of sales by geographic region for the 12 month period ended December 25, 1998 were as follows:

   Domestic                                                 79.9%
   Europe                                                    7.8
   Pacific Rim (Japan, Southeast
     Asia, Australia/New Zealand)                            6.2
   Canada                                                    2.0
   Other international                                       4.1
                                                           -----
   Total                                                   100.0%
                                                           =====

For the 12 month period ended December 25, 1998, Hudson had sales to one domestic distributor which represented approximately 23 percent of sales. Additionally, Hudson had sales to another domestic distributor which accounted for approximately 10 percent of sales for the period from December 27, 1997 to December 25, 1998.

The Company maintains a manufacturing facility in Ensenada, Mexico which has fixed assets with a net book value of approximately $1,060,000 as of December 25, 1998.

9.   Acquisitions
     ------------

During 1998, the Company acquired certain assets of Gibeck Inc. ("Gibeck") for a cash purchase price of $3,351,000. Gibeck engages primarily in the business of manufacturing, marketing, and selling custom anesthesia circuits. The acquisition was accounted for as a purchase and the purchase price was allocated as follows (amounts in thousands):

  Goodwill                                                    $ 1,817
  Inventory                                                       871
  Machinery and equipment                                         663
                                                              -------
                                                              $ 3,351
                                                              =======

10.  Condensed Consolidated Quarterly Data (unaudited)
     -------------------------------------------------

                                             1998 Quarter Ended
                                             ------------------

                                   June 26     September 25     December 25
                                   -------     ------------     -----------
                                                 ($000's)
  Net sales                        $22,432        $22,130         $31,670
  Gross profit                       9,751         10,017          14,276
  Net income (loss)                   (650)        (1,296)            986

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Board of Directors of
  Hudson Respiratory Care Inc.:

We have audited the accompanying consolidated balance sheets of HUDSON RESPIRATORY CARE INC. (a California corporation) and subsidiaries as of December 25, 1998 and December 26, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 25, 1998, December 26, 1997, and December 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson Respiratory Care Inc. and subsidiaries as of December 25, 1998 and December 26, 1997, and the results of their operations and their cash flows for the years ended December 25, 1998, December 26, 1997 and December 27, 1996 in conformity with generally accepted accounting principles.


                                     /s/ ARTHUR ANDERSEN LLP

Orange County, California
March 1, 1999

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------


     CONSOLIDATED BALANCE SHEETS - DECEMBER 26, 1997 AND DECEMBER 25, 1998
     ---------------------------------------------------------------------

                                     ASSETS
                                     ------
                                    ($000's)

                                            1997      1998
                                           -------  --------
CURRENT ASSETS:
  Cash                                     $   470  $    507
  Accounts receivable, less allowance
    for doubtful accounts of $258
    and $635 at December 26, 1997
    and December 25, 1998, respectively     21,282    25,829
  Inventories                               16,613    18,024
  Other current assets                       1,151       716
                                           -------  --------
          Total current assets              39,516    45,076
                                           -------  --------

PROPERTY, PLANT AND EQUIPMENT, net          33,043    32,732
                                           -------  --------

OTHER ASSETS:
  Intangible assets, net                     4,436     4,955
  Deferred financing costs, net                  -    11,917
  Deferred tax asset                             -    70,329
  Other assets                                 559       312
                                           -------  --------
                 Total other assets          4,995    87,513
                                           -------  --------
                                           $77,554  $165,321
                                           =======  ========

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

     CONSOLIDATED BALANCE SHEETS - DECEMBER 26, 1997 AND DECEMBER 25, 1998
     ---------------------------------------------------------------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                   ($000's)
                                                      1997      1998
                                                    -------   ---------
CURRENT LIABILITIES:
  Notes payable to bank                             $ 4,000   $   3,000
  Accounts payable                                    3,842       6,324
  Accrued liabilities                                 5,244       6,219
  Management bonus                                   20,000           -
                                                    -------   ---------
          Total current liabilities                  33,086      15,543


NOTES PAYABLE TO BANK, net of current portion        16,250      41,000

SENIOR SUBORDINATED NOTES PAYABLE                         -     115,000

ACCRUED EQUITY PARTICIPATION PLAN                     5,703           -
                                                    -------   ---------
          Total liabilities                          55,039     171,543
                                                    -------   ---------

MANDATORILY-REDEEMABLE PREFERRED STOCK,
  $0.01 par value: Authorized--1,800,000
  shares; issued and outstanding--318,014
  shares at December 25, 1998; liquidation
  preference: $31,802 (Note 3)                            -      30,802
Accrued preferred stock dividend,
  payable in kind                                         -         711
                                                    -------   ---------
                                                          -      31,513
                                                    -------   ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, no par value:
    Authorized--15,000,000 shares; issued and
    outstanding--14,468,720 and 7,812,500 shares
    at December 26, 1997 and December 25, 1998        3,789      63,535
  Cumulative translation adjustment                    (345)       (464)
  Retained earnings (accumulated deficit)            19,071    (100,806)
                                                    -------   ---------
                                                     22,515     (37,735)
                                                    -------   ---------
                                                    $77,554   $ 165,321
                                                    =======   =========

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

         FOR THE YEARS ENDED DECEMBER 27, 1996, DECEMBER 26, 1997 AND
         ------------------------------------------------------------
                               DECEMBER 25, 1998
                               -----------------
                                   ($000's)

                                                      1996      1997      1998
                                                    -------   -------   --------
NET SALES                                           $93,842   $99,509   $100,498

COST OF SALES                                        49,405    51,732     53,520
                                                    -------   -------   --------
        Gross profit                                 44,437    47,777     46,978
                                                    -------   -------   --------
OPERATING EXPENSES:
  Selling                                             8,961     9,643     10,350
  Distribution                                        4,829     5,240      5,714
  General and administrative                         11,277    11,456     10,284
  Research and development                            2,253     1,845      1,880
                                                    -------   -------   --------
                                                     27,320    28,184     28,228
                                                    -------   -------   --------
PROVISION FOR EQUITY PARTICIPATION
  PLAN AND BONUSES                                   (8,249)   (6,954)   (63,939)

PROVISION FOR RETENTION BONUSES                           -         -     (4,754)
                                                    -------   -------   --------
        Income (loss) from operations                 8,868    12,639    (49,943)
                                                    -------   -------   --------
OTHER INCOME AND (EXPENSES):
  Interest expense                                   (2,177)   (1,834)   (10,692)
  Other, net                                            463       638     (1,041)
                                                    -------   -------   --------
                                                     (1,714)   (1,196)   (11,733)
                                                    -------   -------   --------
        Income (loss) before provision (benefit)
          for income taxes                            7,154    11,443    (61,676)

PROVISION (BENEFIT) FOR INCOME TAXES                     73       150    (68,659)
                                                    -------   -------   --------
        Income before extraordinary item              7,081    11,293      6,983

EXTRAORDINARY ITEM-loss on extinguishment
  of debt (Note 9)                                        -         -        104
                                                    -------   -------   --------
        Net income                                    7,081    11,293      6,879

                                          1996     1997      1998
                                        -------  -------   -------
Preferred stock dividends                     -        -     2,512
                                        -------  -------   -------

Net income available to common
  shareholders                          $ 7,081  $11,293  $  4,367
                                        =======  =======  ========
Pro forma net income (loss) assuming
  conversion to C corporation for
  income tax purposes (Note 6)          $ 4,292  $ 6,866  $(37,006)
                                        =======  =======  ========

                The accompanying notes are an integral part of
                        these consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           ---------------------------------------------------------

         FOR THE YEARS ENDED DECEMBER 27, 1996, DECEMBER 26, 1997 AND
         ------------------------------------------------------------
                               DECEMBER 25, 1998
                               -----------------
                                   ($000's)


                                 Common Stock                             Retained
                                 ------------             Cumulative      Earnings
                                  Number of              Translation   (Accumulated
                                    Shares      Amount    Adjustment     Deficit)       Total
                                 ------------  --------  ------------  -------------  ----------
BALANCE, December 29, 1995        14,468,720   $ 3,789   $      (326)     $  15,649   $  19,112

  Stockholder distributions                -         -             -         (6,450)     (6,450)
  Foreign currency
    translation gain                       -         -           129              -         129
  Net income                               -         -             -          7,081       7,081
                                 -----------   -------   -----------      ---------   ---------
BALANCE, December 27, 1996        14,468,720     3,789          (197)        16,280      19,872

  Stockholder distributions                -         -             -         (8,502)     (8,502)
  Foreign currency
    translation loss                       -         -          (148)             -        (148)
  Net income                               -         -             -         11,293      11,293
                                 -----------   -------   -----------      ---------   ---------
BALANCE, December 26, 1997        14,468,720     3,789          (345)        19,071      22,515

  Stockholder redemption         (12,968,720)   (3,379)            -       (124,244)   (127,623)
  Foreign currency
   translation loss                        -         -          (119)             -        (119)
  Recapitalization investment      6,300,000    63,000             -              -      63,000
  Issuance of common stock            12,500       125             -              -         125
  Pay-in-kind preferred
    stock dividends                        -         -             -         (2,512)     (2,512)
  Net income                               -         -             -          6,879       6,879
                                 -----------   -------   -----------      ---------   ---------
BALANCE, December 25, 1998         7,812,500   $63,535   $      (464)     $(100,806)  $ (37,735)
                                 ===========   =======   ===========      =========   =========

                The accompanying notes are an integral part of
                        these consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

         FOR THE YEARS ENDED DECEMBER 27, 1996, DECEMBER 26, 1997 AND
         -------------------------------------------------------------
                               DECEMBER 25, 1998
                               -----------------
                                   ($000's)

                                                          1996       1997       1998
                                                        --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  7,081   $ 11,293   $  6,879
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
      Depreciation and amortization                        6,133      5,847      6,101
      Amortization of deferred financing costs                 -          -      1,015
      (Gain) loss on disposal of equipment                  (872)      (618)        14
      Write-off of deferred financing costs                    -          -        104
      Deferred tax asset arising from
        Recapitalization                                       -          -    (70,329)
      Increase in accounts receivable                     (3,503)      (550)    (4,547)
      Increase in inventories                             (1,223)    (2,596)    (1,411)
     (Increase) decrease in other current assets            (311)        96        437
     (Increase) decrease in other assets                    (152)      (100)       247
      Increase (decrease) in accounts payable                564        (12)     2,482
      Increase (decrease) in accrued liabilities             167       (130)     1,687
      Increase (decrease) in management bonus
        accrual                                                -     20,000    (20,000)
      Increase (decrease)in accrued equity
        participation plan (EPP)                           8,249    (13,961)    83,939
      Payment of EPP liabilities                               -          -    (89,642)
                                                        --------   --------   --------
          Net cash provided by (used in) operating
                      activities                          16,133     19,269    (83,024)
                                                        --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment              (6,395)    (4,659)    (3,111)
  Proceeds from sale of property, plant
    and equipment                                          1,058      1,068         18
  Increase in notes receivable                                (2)       (67)         -
  Increase in cash surrender value of life insurance          (5)        (5)         -
  Additions of intangible assets                             (10)       (10)         -
  Purchase of certain assets of Artema (Note 11)          (6,000)         -          -
  Purchase of certain assets of Gibeck (Note 11)               -          -     (3,351)
                                                        --------   --------   --------
          Net cash used in investing activities          (11,354)    (3,673)    (6,444)
                                                        --------   --------   --------

                                                         1996      1997        1998
                                                       -------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to bank                   $(4,000)  $(14,396)  $ (43,250)
  Proceeds from bank borrowings                          6,782      6,500      67,000
  Stockholder distributions                             (6,450)    (8,502)          -
  Additions to deferred financing costs                      -          -     (12,918)
  Stockholder redemption                                     -          -    (127,623)
  Proceeds from senior subordinated notes payable            -          -     115,000
  Net proceeds from sale of common and mandatorily-
    redeemable preferred stock                               -          -      91,415
                                                       -------   --------   ---------
          Net cash (used in) provided by financing
                      activities                        (3,668)   (16,398)     89,624
                                                       -------   --------   ---------
Effect of exchange rate changes on cash                    129       (148)       (119)
                                                       -------   --------   ---------

NET INCREASE (DECREASE) IN CASH                          1,240       (950)         37

CASH, beginning of year                                    180      1,420         470
                                                       -------   --------   ---------
CASH, end of year                                      $ 1,420   $    470   $     507
                                                       =======   ========   =========


SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash paid during the year for-
    Interest                                           $ 1,688   $  1,969   $   8,742
                                                       =======   ========   =========
    Income taxes                                       $    94   $    243   $   1,699
                                                       =======   ========   =========

NON-CASH FINANCING ACTIVITIES-

    The Company satisfies its preferred dividend requirements by the issuance of additional shares of preferred stock. Such accrued dividend requirements totaled $2,512,000 for the period from the date of issuance of the preferred stock; preferred stock with a face value of $1,801,000 was issued in 1998 and the remainder of $711,000 will be issued in 1999.


                The accompanying notes are an integral part of
                        these consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                               DECEMBER 25, 1998
                               -----------------

1.   Company Background
     ------------------

Hudson Respiratory Care Inc. ("Hudson" or the "Company"), a California corporation founded in 1945, is a manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets. The Company's respiratory care and anesthesia product lines include such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing. In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. The Company's products are sold to distributors and alternate site service providers throughout the United States and internationally. The Company's operations are conducted from its primary facility in Temecula, California, facilities in Arlington Heights and Elk Grove, Illinois, and a facility in Ensenada, Mexico.

Recapitalization

In April 1998, the Company consummated a plan pursuant to which a majority interest in the Company was sold in accordance with an agreement and plan of merger (the Recapitalization).

Key components of the Recapitalization included:

(1) Common and preferred equity investments in consideration for an 80.8 percent ownership in the Company's common stock and preferred stock with an initial liquidation preference of $30.0 million
(2) Issuance of 9-1/8 percent senior subordinated notes with a par value of $115.0 million, maturing in 2008 (see Note 4)
(3)  Execution of a new term loan facility and revolving loan facility (see Note
     4)
(4)  Repayment of existing indebtedness
(5)  Payment of amounts due under the Equity Participation Plan (see Note 8)
(6) Payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2 percent interest in the common shares outstanding
(7) Potential contingent payments based on 1998 performance, payable to the continuing shareholder and former participants in the Equity Participation Plan; however, as a result of the Company's 1998 performance, no additional amounts are due

The Company has terminated the Equity Participation Plan and plans to adopt an executive stock purchase plan and a stock option plan. Additionally, Hudson's sole shareholder, who owned the remaining 21 percent of Industrias Hudson, transferred this interest to the Company in consideration of one dollar. Because of the commonality of ownership, the 21 percent minority interest has been included in the financial statements for all periods presented.

The Company effected a 245:1 stock split concurrent with the Recapitalization. The stock split has been reflected in the stock amounts shown herein.

The Recapitalization resulted in no change to the carrying amounts of the Company's existing assets and liabilities. The Company has recorded a deferred tax asset due to the conversion from S to C corporation status and a tax election to revalue the basis of assets and liabilities for tax purposes.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     a.   Principles of Consolidation
          ---------------------------

     The consolidated financial statements include the accounts of Hudson and subsidiaries, IH Holding and Industrias Hudson. Hudson owns 100 percent and 99 percent of IH Holding and Industrias Hudson, respectively. IH Holding owns the remaining one percent of Industrias Hudson as its sole asset. Industrias Hudson is the Company's Mexican subsidiary whose assets consist of an assembly facility located in that country.

     All significant intercompany accounts and transactions have been eliminated. Hudson and subsidiaries are collectively referred to herein as the Company.

     b.   Use of Estimates in the Financial Statements
          --------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c.   Inventories
          -----------

     Inventories are stated at the lower of cost(first-in, first-out (FIFO) method) or market. At December 26, 1997 and December 25, 1998, inventories consisted of the following (amounts in thousands):

                           1997     1998
                          -------  -------
       Raw materials      $ 4,802  $ 5,127
       Work-in-process      4,681    5,926
       Finished goods       7,130    6,971
                          -------  -------
                          $16,613  $18,024
                          =======  =======

     Raw materials principally consist of bulk resins. Work-in-process and finished goods include raw materials, labor and overhead costs. Certain finished goods are purchased for resale and are not manufactured.

     As of December 25, 1998, the Company changed its method for allocating manufacturing overhead costs for all domestic production. The Company now allocates such costs based on machine hours rather than direct labor hours. As the Company has increased the automation of its processes, management believes this method is preferable to its prior method. Under APB Opinion No. 20, "Accounting Changes," this change is considered to be a change in estimate indistinguishable from a change in method. Accordingly, the effect of $1,085,000 for the year ended December 25, 1998 is reflected in operating income as a reduction to cost of sales.

     d.  Property, Plant and Equipment
         -----------------------------

     The following is a summary as of December 26, 1997 and December 25, 1998 (amounts in thousands):


                                             1997       1998
                                           --------   --------

       Land                                $  2,044   $  2,044
       Buildings                             13,369     14,899
       Leasehold improvements                 1,322      1,322
       Machinery and equipment               57,891     60,691
       Furniture and fixtures                 2,128      2,205
       Construction in progress               5,017      2,732
                                           --------   --------
                                             81,771     83,893
       Less--Accumulated depreciation and
       amortization                         (48,728)   (51,161)
                                           --------   --------
                                           $ 33,043   $ 32,732
                                           ========   ========

     Depreciation of property, plant and equipment is provided using both straight-line and declining-balance methods over the following estimated useful lives:

       Buildings                                 31.5 years
       Leasehold improvements                    31.5 years
       Machinery and equipment                   5 to 7 years
       Furniture and fixtures                    7 years
       Heaters                                   5 years

     Upon retirement or disposal of depreciable assets, the cost and related accumulated depreciation are removed and the resulting gain or loss is reflected in income from operations. Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred.

     e.   Deferred Financing Costs and Intangible Assets, net
          ---------------------------------------------------

     Amortization of intangible assets is provided using the straight-line method over the applicable amortization period. The following is a summary of the components of intangible assets as December 26, 1997 and December 25, 1998 (amounts in thousands):

                                          Amortization
                                             Period         1997     1998
                                         ---------------  --------  -------
       Covenant not-to-compete             5 to 7 years   $ 3,500   $ 3,500
       Patents                                 10 years     3,183     3,183
       Deferred financing costs               Loan term       268    12,917
       Goodwill                          15 to 20 years     1,920     3,737
       Other                              5 to 20 years       133       133
                                                          -------   -------
                                                            9,004    23,470
       Less--Accumulated amortization                      (4,568)   (6,598)
                                                          -------   -------
                                                          $ 4,436   $16,872
                                                          =======   =======

     f.   Accrued Liabilities
          -------------------

     The following is a summary of the components of accrued liabilities as of December 26, 1997 and December 25, 1998 (amounts in thousands):

                                1997    1998
                               ------  ------
       Accrued pension plan    $  836  $  809
       Accrued vacation         1,058   1,176
       Accrued interest           376   2,315
       Other                    2,974   1,919
                               ------  ------
                               $5,244  $6,219
                               ======  ======

     g.   Foreign Currency Translation
          ----------------------------

     The Company follows the principles of Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", generally using the local currency as the functional currency of its operating subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Beginning in the second quarter of 1998, the Company commenced using the U.S. dollar as the functional currency of its Mexican operations since Mexico is considered a highly-inflationary economy.

     h.   Fiscal Year-End
          ---------------

     The Company reports its operations on a 52-53 week fiscal year ending on the Friday closest to December 31. The fiscal years ended December 27, 1996, December 26, 1997, and December 25, 1998, were all comprised of 52 week years.

     i.   Post-employment and Post-retirement Benefits
          ---------------------------------------------

     The Company does not provide post-employment or post-retirement benefits to employees. Accordingly, SFAS No. 112, "Employers' Accounting for Post-employment Benefits", and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits", have no impact on the Company's financial statements.

     j.   New Accounting Pronouncements
          -----------------------------

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

     The company had comprehensive income for 1996, 1997 and 1998 as follows (amounts in thousands):


                                         1996     1997     1998
                                        ------  --------  -------

       Net income                       $7,081  $11,293   $6,879

       Other comprehensive income--
         Foreign currency translation
           gain (loss)                     129     (148)    (119)
                                        ------  -------   ------
       Comprehensive income             $7,210  $11,145   $6,760
                                        ======  =======   ======

     In June 1997, FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Financial information is required to be reported on the same basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement is effective for fiscal years beginning after December 15, 1997. Management believes that it operates in only one operating segment, as defined.

     k.  Revenue Recognition
         -------------------

     The Company recognizes revenue when product is shipped. The Company establishes reserves for sales returns and other allowances based on historical experience.

     l.  Reclassifications
         -----------------

     Certain reclassifications have been made in the 1996 and 1997 statements to conform with the 1998 presentation.

3.   Preferred Stock
     ---------------

In connection with the Recapitalization, the Company issued 300,000 shares of mandatorily-redeemable 11 1/2 percent senior exchangeable pay in kind (PIK) preferred stock due 2010. Net proceeds from the original issuance were $29,000,000. Dividends are payable semi-annually in arrears on April 15 and October 15 each year. Dividends will be payable in cash, except on dividend payment dates occurring on or prior to April 15, 2003, for which the Company has the option to issue additional shares of preferred stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. The preferred stock will rank junior in right of payment to all obligations of the Company and its subsidiaries.

The Company issued PIK preferred stock with a liquidation preference of approximately $1,801,000 to satisfy the dividend requirements in 1998. As of December 25, 1998 the Company accrued for PIK preferred stock dividends in the amount of $711,000.

4.   Long-Term Obligations
     ---------------------

New Credit Facility

In connection with the Recapitalization, the Company entered into a new credit agreement with a bank group which provides for borrowings of up to $100,000,000. This agreement consists of two separate facilities as follows:

     Revolving credit- maximum borrowings of $60,000,000 with a letter of credit sublimit of $7,500,000. This facility must be prepaid upon payment in full of the Term Loan facility.

     Term loan- maximum borrowings of $40,000,000, with quarterly installments to be made through maturity.

Interest on the New Credit Facility is based, at the option of the Company, upon either a eurodollar rate (as defined) plus 2.25 percent, or a base rate (as defined) plus 1.25 percent per annum. A commitment fee of 0.50 percent per annum will be charged on the unused portion of the New Credit Facility. As of December 25, 1998 the eurodollar and base rates were 5.1875 percent and 7.75 percent, respectively. As of December 25, 1998 borrowings under the Term Loan Facility bear interest at 7.4375 percent per annum and borrowings under the Revolving Credit Facility bear interest at 7.8125 and 9.00 percent per annum.

The agreement provides the bank a first security interest in substantially all of the properties and assets of the Company and a pledge of 65 percent of the stock of Industrias Hudson, the Company's principal subsidiary. The agreement also requires the Company to maintain certain financial ratios and financial covenants, as defined in the agreement, the most restrictive of which prohibit additional indebtedness and limit dividend payments to the Company's stockholders.

Total borrowings as of December 25, 1998 were $38,000,000 and $6,000,000 under the Term Loan Facility and Revolving Credit Facility, respectively. The New Credit Facility will mature on April 7, 2004.

The Company is required under restrictive covenants of the New Credit Facility Agreement to maintain certain financial ratios, and meet certain operating cash flow tests for which the Company was not in total compliance as of December 25, 1998. Subsequently, the Company has amended its New Credit Facility Agreement so that under the amended terms it was in compliance at December 25, 1998.

Senior Subordinated Notes

Also related to the Recapitalization, the Company issued under an Indenture $115,000,000 of senior subordinated notes (the "Notes"). The Notes are fully transferable and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, as defined, of the Company.

The Notes bear interest at a rate equal to 9-1/8 percent per annum from the date of issuance of the Notes. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes will mature on April 15, 2008 and will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003.

The fair value of the Company's senior subordinated notes at December 25, 1998 was approximately $92,000,000. The fair value is estimated based on the quoted market prices for issues listed on exchanges and is not intended to, and does not, represent the underlying fair value of the Company.

As of December 25, 1998, future minimum payments on the aforementioned debt are as follows (amounts in thousands):

               Fiscal
            Year Ending
            -----------
            1999               $  3,000
            2000                  4,000
            2001                  7,000
            2002                  9,000
            2003                 11,000
         Thereafter             125,000
                               --------
                               $159,000
                               ========

5.   Commitments and Contingencies
     -----------------------------

The Company leases certain facilities, automobiles and office equipment under noncancellable leases, with the majority of the automobile leases having a term of one year with annual renewal provisions. All of these leases have been classified as operating leases. As of December 25, 1998, the Company had future obligations under operating leases as follows (amounts in thousands):

               Fiscal
            Year Ending
            -----------
               1999                       $  923
               2000                          384
                                          ------
                                          $1,307
                                          ======

Rental expense was approximately $1,106,000, $1,132,000 and $1,506,000 in fiscal 1996, 1997 and 1998, respectively.

The Company self-insures the majority of its medical benefit programs. Reserves for losses are established currently based upon estimated obligations. The Company maintains excess coverage on an aggregate claim basis.

The Company is party to lawsuits and other proceedings, including suits relating to product liability and patent infringement. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

6.   Income Taxes
     ------------

Effective November 1, 1987, the stockholder of Hudson elected S corporation status under the Internal Revenue Code, such that income of the Company is taxed directly to the stockholder for both federal and state income tax purposes. Hudson's provision for income taxes and income taxes payable was limited to the California S corporation tax of 1.5 percent.

The Company became a C corporation upon consummation of the transaction discussed in Note 1. Accordingly, the Company has presented pro forma net income
(loss) amounts to reflect a provision for income taxes at a combined effective rate of approximately 39 percent, after consideration of permanent differences between financial reporting and income tax amounts. The pro forma amounts presented do not include the one-time effect of the conversion to C corporation status reflected in the June 1998 financial statements.

The actual provision for income taxes for 1998 reflects that the Company was a C corporation for a portion of the period presented. The conversion from S corporation to C corporation resulted in a one-time benefit of $78,526,000 in the quarter ended June 26, 1998 which was reduced to $68,659,000 based on further analysis in the fourth quarter.

The tax provision (benefit) for 1998 consists of the following (amounts in thousands):

     Income taxes at combined statutory rate of 39 percent       $(24,094)

     Effect of earnings during S corporation   period and S
     corporation state income tax liability arising from
      Section 338(h)(10) election                                  25,484

     Benefit of recordation of deferred tax asset upon
     conversion to C corporation status                           (70,049)
                                                                 --------
                                                                 $(68,659)
                                                                 ========

The provision (benefit) for income taxes consists of the following (amounts in thousands):

                                                   1996   1997   1998
                                                  -----   -----  -----
     Current                                      $ 200   $  74  $  1,462
     Deferred                                      (127)     76   (70,121)
                                                  -----   -----  --------
                                                  $  73   $ 150  $(68,659)
                                                  =====   =====  ========

Current taxes payable result from state taxes applicable during the period in which the Company operated as an S corporation. As of December 25, 1998, the Company has recorded a net deferred tax asset of $70,329,000 primarily related to basis differences between financial reporting and tax purposes arising from the Recapitalization(see Note 1), which in management's opinion is more likely than not to be realized.

7.   Related-Party Transactions
     --------------------------

Amounts included in the consolidated financial statements with respect to transactions with companies controlled by officers, the stockholder or members of their immediate families are as follows (amounts in thousands):

                         1996    1997   1998
                         -----  ------  -----
     Purchases           $ 557  $1,465  $ 128
                         =====  ======  =====

     Notes receivable    $  91  $  157  $  91
                         =====  ======  =====

8.   Deferred Compensation and Benefit Plans
     ---------------------------------------

     a.  Pension Plan

     The Company has a defined-contribution pension plan covering substantially all its employees. Amounts charged to expense relating to this plan totaled approximately $767,000, $836,000 and $810,000 for the fiscal years ended 1996, 1997 and 1998, respectively.

     b.  Deferred Compensation

     Effective December 1, 1994, the Company established a deferred compensation plan for certain key employees. As of December 26, 1997 and December 25, 1998 no material amount of compensation has been deferred.

     c.  Equity Participation Plan

     Effective January 1, 1994, the Company's Board of Directors adopted the Equity Participation Plan, as amended (the "Plan"). This Plan provided certain key employees and independent contractors deferred compensation based upon the Company's value, as defined in the agreement. Benefits earned by participants are based upon a formula with a specified minimum benefit accruing each year for each participant. Benefits are accrued and charged to compensation in the year earned. As of fiscal year ended 1996, 1997 and 1998 the Company has recorded $19,664,000, $5,703,000 and
     $63,940,000, respectively, related to amounts earned by the Plan participants.

     In fiscal 1998, the Company declared bonuses totaling $20 million which resulted in a corresponding decrease in amounts payable under the Plan. The effect of the bonuses was to accelerate the timing of payments to the participants.

     Effective with the Recapitalization, all amounts owed to participants were paid out and the plan was terminated. Total amounts paid in 1998 were $89,642,000.

9.   Extraordinary Item
     ------------------

In accordance with the Recapitalization, the Company recorded an extraordinary loss on the extinguishment of the existing debt related to the write-off of unamortized deferred finance fees of $104,000.

10.  Major Customers and Sales by Geographic Region
     ----------------------------------------------

The Company sells respiratory care products to distributors and medical facilities throughout the United States and internationally. During 1996, 1997 and 1998, the Company had foreign sales of approximately $16,077,000, $19,008,000 and $20,148,000, respectively, which constituted approximately 17 percent, 19 percent and 20 percent of total sales, respectively. The Company's percentage of sales by geographic region for the fiscal years ended 1996, 1997 and 1998 were as follows:

                                       1996    1997    1998
                                       ------  ------  ------
     Domestic                          82.8%   80.9%   79.9%
     Europe                             6.6     7.5     7.8
     Pacific Rim (Japan, Southeast
      Asia, Australia/New Zealand)      5.7     5.7     6.2
     Canada                             1.9     1.8     2.0
     Other international                3.0     4.1     4.1
                                      -----   -----   -----
     Total                            100.0%  100.0%  100.0%
                                      =====   =====   =====

For the fiscal years ended 1996, 1997 and 1998, the Company had sales to one domestic distributor in the amount of $30,029,000, $29,852,000 and $23,085,000 which represented approximately 32 percent, 30 percent and 23 percent of sales, respectively. Additionally, the Company had sales of $10,265,000 in 1998 to another domestic distributor that accounted for approximately 10 percent of sales during the year.

The Company maintains a manufacturing facility in Ensenada, Mexico which has fixed assets with a net book value of approximately $1,060,000 as of December 25, 1998.

11.  Acquisitions
     ------------

     a.   Artema Medical
          --------------

     During 1996, the Company acquired substantially all the assets of the Artema Medical AB corporation ("Artema") for a cash purchase price of $6,000,000. Artema engaged primarily in the business of manufacturing, marketing, and selling hygroscopic condenser humidifiers. The acquisition was accounted for as a purchase and the purchase price was allocated as follows (amounts in thousands):

          Covenant not-to-compete     $ 3,500
          Goodwill                      1,743
          Machinery and equipment         757
                                       ------
                                      $ 6,000
                                      =======

     b.   Gibeck Inc.
          -----------

     During 1998, the Company acquired certain assets of Gibeck Inc. ("Gibeck") for a cash purchase price of $3,351,000. Gibeck engages primarily in the business of manufacturing, marketing, and selling custom anesthesia circuits. The acquisition was accounted for as a purchase and the purchase price was allocated as follows (amounts in thousands):

          Goodwill                    $ 1,817
          Inventory                       871
          Machinery and equipment         663
                                       ------
                                      $ 3,351
                                      =======

12.  Condensed Consolidated Quarterly Data (unaudited)
     -------------------------------------------------

                                1998 Quarter Ended (unaudited)
                                ------------------------------
                        March 27  June 26  September 25   December 25
                        --------  -------  -------------  ------------
                                         ($000's)
Net sales                $24,265  $22,432       $22,130       $31,671
Gross profit              11,239   10,316        10,582        14,841
Income (loss) before
 extraordinary items       1,498   10,441          (243)       (4,713)
Net income                 1,498   10,337          (243)       (4,713)


                                1997 Quarter Ended (unaudited)
                                ------------------------------
                        March 28  June 27  September 26   December 26
                        --------  -------  ------------   -----------
                                         ($000's)
Net Sales                $23,987  $25,106       $21,813       $28,603
Gross profit              12,017   11,958        10,697        13,105
Net income                 3,195    2,929         1,962         3,207

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RIVER HOLDING CORP.


     Date:  March 25, 1999           By: /s/ Jay R. Ogram
                                         _____________________________________
                                         Jay R. Ogram
                                         Chief Financial Officer and Secretary


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay R. Ogram his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in and any all capacities, to sign any and all amendments to this Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                                 DATE
        ---------                         -----                                 ----

/s/ Richard W. Johansen       Chief Executive Officer and Director         March 25, 1999
___________________________
    Richard W. Johansen       (Principal Executive Officer)


/s/ Jay R. Ogram              Chief Financial Officer and Secretary        March 25, 1999
___________________________
      Jay R. Ogram            (Principal Financial Officer)


/s/  Helen Hudson Lovaas      Director                                     March 25, 1999
___________________________
    Helen Hudson Lovaas


/s/ Ronald P. Spogli          Director                                     March 25, 1999
___________________________
      Ronald P. Spogli


/s/  Charles P. Rullman       Director                                     March 25, 1999
___________________________
    Charles P. Rullman

/s/ Jon D. Ralph              Director                                     March 25, 1999
___________________________
       Jon D. Ralph

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HUDSON RESPIRATORY CARE INC.


     Date:  March 25, 1999        By: /s/ Jay R. Ogram
                                      ________________________________________
                                      Jay R. Ogram
                                      Chief Financial Officer and Secretary


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay R. Ogram his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in and any all capacities, to sign any and all amendments to this Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                                 DATE
        ---------                         -----                                 ----

/s/ Richard W. Johansen       Chief Executive Officer and Director         March 25, 1999
___________________________
    Richard W. Johansen       (Principal Executive Officer)


/s/ Jay R. Ogram              Chief Financial Officer and Secretary        March 25, 1999
___________________________
      Jay R. Ogram            (Principal Financial Officer)


/s/  Helen Hudson Lovaas      Director                                     March 25, 1999
___________________________
    Helen Hudson Lovaas

/s/ Ronald P. Spogli          Director                                     March 25, 1999
___________________________
      Ronald P. Spogli

/s/  Charles P. Rullman       Director                                     March 25, 1999
___________________________
    Charles P. Rullman


/s/ Jon D. Ralph              Director                                     March 25, 1999
________________________
       Jon D. Ralph

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
 SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Board of Directors of
  River Holding Corp.

We have audited in accordance with generally accepted accounting standards, the financial statements of RIVER HOLDING CORP. (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated March 1, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the company's management and is presented for purposes of complying with Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


Orange County, California
March 1, 1999

                              RIVER HOLDING CORP.

                SCHEDULE I -- VALUATION AND QUALIFYING ACCOUNTS

                            (Amounts in thousands)


                                               BALANCE AT                                  BALANCE AT
                                              BEGINNING OF    CHARGES TO                     END OF
                                                 PERIOD        EXPENSES     WRITE-OFFS       PERIOD
                                             -------------   ------------  ------------  ---------------
Description
-----------
For the Period from Inception (April 7,
 1998) to December 25, 1998:
Allowance for doubtful accounts
 receivable ..........................       $        (258)  $       (427) $         50  $           635
                                             =============   ============  ============  ===============
