Form 10-Q
period 1999-03-26
RIVER HOLDING CORP
filed 1999-05-10
CIK 1061892

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 26, 1999
                                      OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the quarterly period from __________ to__________

                      Commission file number - 333-56135

                          ---------------------------

                              RIVER HOLDING CORP.
            (Exact name of registrant as specified in its charter)

                          ---------------------------


          Delaware                                               95-4674065
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


599 Lexington Avenue, 18th Floor
      New York, New York                                           10022
(Address of Principal Executive Offices)                         (Zip Code)

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

Yes [x]  No [ ]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 6,312,500 on April 30, 1999.

================================================================================

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                         Quarter Ended March 26, 1999

                               TABLE OF CONTENTS


                                                                                                                   Page
                                                                                                                   ----
PART I.  FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements of River Holding Corp. (Unaudited):

                    Condensed Consolidated Balance Sheets as of December 25, 1998 and
                     March 26, 1999...............................................................................    2

                    Condensed Consolidated Statement of Operations for the Three Months
                    Ended March 26, 1999..........................................................................    4

                    Condensed Consolidated Statement of Cash Flows for the Three Months
                    Ended March 26, 1999..........................................................................    5

                    Notes to Condensed Consolidated Financial Statements..........................................    6

               Condensed Consolidated Financial Statements of Hudson Respiratory
               Care Inc. (Unaudited):

                    Condensed Consolidated Balance Sheets as of December 25, 1998 and
                    March 26, 1999................................................................................    9

                    Condensed Consolidated Statements of Operations for the Three Months Ended March
                     27, 1998 and March 26, 1999..................................................................   11

                    Condensed Consolidated Statements of Cash Flows for the Three Months
                    Ended March 27, 1998 and March 26, 1999.......................................................   12

                    Notes to Condensed Consolidated Financial Statements..........................................   13

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................................................   15

     Item 3.   Quantitative and Qualitative Disclosures About Market Risks........................................   20


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings..................................................................................   22

     Item 2.   Changes in Securities..............................................................................   22

     Item 3.   Defaults Upon Senior Securities....................................................................   22

     Item 4.   Submission of Matters to a Vote of Security Holders................................................   22

     Item 5.   Other Information..................................................................................   22

     Item 6.   Exhibits and Reports on Form 8-K...................................................................   22

SIGNATURE.........................................................................................................   23

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                    ASSETS
                                    ------

                         (Dollar Amounts in Thousands)





                                                                            December 25,    March 26,
                                                                              1998            1999
                                                                           -------------   -----------
                                                                                            (unaudited)
CURRENT ASSETS:
 Cash and short-term investments.........................................    $    507       $    710
 Accounts receivable, less allowance for doubtful accounts of $794
  and $842 at December 25, 1998 and March 26, 1999, respectively.........      25,829         23,153
 Inventories.............................................................      18,024         19,091
 Other assets............................................................       1,049          1,103
                                                                             --------       --------
   Total current assets..................................................      45,409         44,057
                                                                             --------       --------

PROPERTY, PLANT AND EQUIPMENT, net.......................................      46,857         46,556

OTHER ASSETS:
 Deferred tax asset......................................................       9,634         10,257
 Deferred financing costs, net...........................................      11,917         11,285
 Goodwill, net...........................................................     148,657        147,387
 Other assets............................................................         235            369
                                                                             --------       --------
                                                                              170,443        169,298
                                                                             --------       --------
                                                                             $262,709       $259,911
                                                                             ========       ========


 The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                         (Dollar Amounts in Thousands)





                                                                       December 25        March 26,
                                                                         1998              1999
                                                                     --------------     ------------
                                                                                         (unaudited)
CURRENT LIABILITIES:
 Notes payable to bank.............................................     $   3,000       $   4,000
 Accounts payable..................................................         6,364           2,343
 Accrued liabilities...............................................         6,219           9,622
                                                                   ------------------------------
   Total current liabilities.......................................        15,543          15,965

SENIOR SUBORDINATED NOTES PAYABLE..................................       115,000         115,000
NOTES PAYABLE TO BANK, net of current portion......................        41,000          39,000
                                                                   ------------------------------
 Total liabilities.................................................       171,543         169,965

MINORITY INTEREST                                                             -                -
                                                                   ------------------------------

MANDATORILY REDEEMABLE PREFERRED STOCK, $100 par value:
 Authorized-1,800,000 shares; issued and outstanding-318,014;
 liquidation preference:  $31,802..................................        30,802          30,802
 Accrued preferred stock dividend, payable in kind.................           711           1,636
                                                                   ------------------------------
                                                                           31,513          32,438
                                                                   ------------------------------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value:
   Authorized-15,000,000 shares; issued and Outstanding-6,312,500
    shares.........................................................        63,125          63,125
 Cumulative translation adjustment.................................             -            (401)
Accumulated deficit................................................        (3,594)         (5,216)
                                                                   ------------------------------
                                                                           59,531          57,508
                                                                   ------------------------------
                                                                         $262,709        $259,911
                                                                   ==============================

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                ----------------------------------------------
                         (Dollar Amounts in Thousands)



                                                                                         Three
                                                                                         Months
                                                                                         Ended
                                                                                        March 26,
                                                                                         1999
                                                                                     ------------
                                                                                       (unaudited)
NET SALES.......................................................................        $27,169

COST OF SALES...................................................................         15,440
                                                                                    -----------

 Gross Profit...................................................................         11,729
                                                                                    -----------

OPERATING EXPENSES:
 Selling........................................................................          2,436
 Distribution...................................................................          1,709
 General and administrative.....................................................          3,328
 Research and development.......................................................            510
 Amortization of goodwill.......................................................          1,270
                                                                                    -----------
                                                                                          9,253
                                                                                    -----------
   Income from operations.......................................................          2,476
                                                                                    -----------

OTHER EXPENSES:
 Interest expense...............................................................          3,873
 Other, net.....................................................................            (30)
                                                                                    -----------
                                                                                          3,843
                                                                                    -----------
Loss before benefit for income taxes............................................         (1,367)

BENEFIT FOR INCOME TAXES (Note 4)...............................................           (547)
                                                                                    -----------
 Net loss.......................................................................           (820)
Preferred stock dividends.......................................................            925
                                                                                    -----------
Net loss available to common shareholders.......................................        $(1,745)
                                                                                    ===========





The accompanying notes are an integral part of this condensed consolidated statement.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                         (Dollar Amounts in Thousands)




                                                                                          Three
                                                                                          Months
                                                                                           Ended
                                                                                         March 26,
                                                                                           1999
                                                                                        -----------
                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.....................................................................           $(820)
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
    Depreciation and amortization...............................................           3,594
    Decrease in accounts receivable.............................................           2,676
    Increase in inventories.....................................................          (1,067)
    Increase in other current assets............................................             (54)
    Increase in other assets....................................................            (134)
    Increase in deferred tax asset..............................................            (623)
    Decrease in accounts payable................................................          (3,981)
    Increase in accrued liabilities.............................................           3,401
                                                                                     -----------
      Net cash provided by operating activities.................................           2,994
                                                                                     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.....................................          (1,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to bank.............................................          (1,000)

Effect of currency exchange on cash.............................................            (401)
                                                                                     -----------

NET INCREASE IN CASH............................................................             203

CASH, at December 25, 1998......................................................             507
                                                                                     -----------

CASH, at March 26, 1999.........................................................            $710
                                                                                     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
   Interest.....................................................................            $898
                                                                                     ===========

NON-CASH FINANCING ACTIVITIES:
 Accrued preferred dividends....................................................            $925
                                                                                     ===========


The accompanying notes are an integral part of this condensed consolidated statement.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ---------------------------------------------------

                                 March 26,1998
                                 -------------
                                  (unaudited)

1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by River Holding Corp. ("Holding") and Hudson Respiratory Care, Inc. ("Hudson" or the "Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 26, 1999 and the results of operations and cash flows for the three-month period ended March 26, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although Holding believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated balance sheet of Holding as of December 25, 1998 and with the Company's 1998 audited financial statements and the notes thereto included in Holding's Form 10-Q filed with the SEC. The results of operations for the period presented are not necessarily indicative of the results to be achieved for a full year.

     Recapitalization

     In April 1998, the Company consummated a plan pursuant to which a majority interest the Company was sold in accordance with an agreement and plan of merger (the Recapitalization).

     Key components of the Recapitalization included:

     (1) Common and preferred equity investments by Holding in consideration for an 80.8% ownership in the Company's common stock and (ii) preferred stock with an initial liquidation preference of $30.0 million

     (2) Issuance of 9-1/8 percent senior subordinated notes with a par value of $115.0 million, maturing in 2008

     (3) Execution of a new term loan facility and revolving loan facility

     (4) Repayment of existing indebtedness

     (5) Payment of amounts due under the Equity Participation Plan

     (6) Payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2 percent interest in the common shares outstanding.

     Holding has no operations apart from those conducted by Hudson. The accompanying consolidated statement of operations includes the results of Hudson for the three-month period ending March 26, 1999.

     The minority interest in the Company was initially recorded at zero and the Company's income for the three-month period ending March 26, 1999 has been solely allocated to Holding.

2.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):





                                                             March 26, 1999      December 25, 1998
                                                             --------------      -----------------
Raw materials.........................................           $4,906                $5,127
Work-in-process.......................................            7,406                 5,926
Finished goods........................................            6,779                 6,971
                                                              -----------          -----------
                                                                $19,091               $18,024
                                                              ===========          ===========


3.  Comprehensive Income. In June 1997, FASB issued Statement of Financial
    --------------------
Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. This Statement is effective for fiscal years beginning after December 15, 1997 and was adopted by Holding.

     The company had comprehensive income for the three-month period ending March 26, 1999 as follows (amounts in thousands):



Net loss..............................................         $(820)
Other comprehensive loss:
  Foreign currency translation loss...................          (401)
                                                          -----------
Comprehensive loss....................................       $(1,221)
                                                          ===========


4.   Income Taxes. Holding is a C corporation and the Company became a C
     ------------
corporation upon the occurrence of the Recapitalization discussed in Note 1. The deferred tax asset results from different tax bases for financial reporting and income tax purposes, primarily arising from the Recapitalization.

     The effective income tax rate at 40% for the three-month period ended March 26, 1999 approximates the effective combined federal and state statutory rates.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                    ASSETS
                                    ------

                         (Dollar Amounts in Thousands)




                                                                  December 25,                     March 26,
                                                                     1998                             1999
                                                                 -------------                    ----------
                                                                                                  (unaudited)
CURRENT ASSETS:
 Cash..................................................                $507                       $710
 Accounts receivable, less allowance for doubtful
  accounts of $635 and $842 at December 25,  1998 and
  March 26, 1999, respectively.........................              25,829                     23,153
 Inventories...........................................              18,024                     19,091
 Other current assets..................................                 716                        769
                                                                 ----------                  ---------
   Total current assets................................              45,076                     43,723
                                                                 ----------                  ---------

PROPERTY, PLANT AND EQUIPMENT, net.....................              32,732                     32,996
                                                                 ----------                  ---------

OTHER ASSETS:
 Deferred tax asset....................................              70,329                     70,217
 Deferred financing costs, net.........................              11,917                     11,672
 Intangible assets, net................................               4,955                      4,568
 Other assets..........................................                 312                        445
                                                                 ----------                  ---------
                                                                     87,513                     86,902
                                                                 ----------                  ---------
                                                                   $165,321                   $163,621
                                                                 ==========                  =========


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------
                         (Dollar Amounts in Thousands)




                                                                   December 25,              March 26,
                                                                     1998                      1999
                                                                 ---------------            ------------
                                                                                            (unaudited)
CURRENT LIABILITIES:
 Notes payable to bank......................................              $3,000                   $4,000
 Accounts payable...........................................               6,324                    2,343
 Accrued liabilities........................................               6,219                    9,620
                                                                     -----------              -----------
   Total current liabilities................................              15,543                   15,963

SENIOR SUBORDINATED NOTES PAYABLE...........................             115,000                  115,000
NOTES PAYABLE TO BANK, net of current portion...............              41,000                   39,000
                                                                     -----------              -----------
 Total liabilities..........................................             171,543                  169,963
                                                                     -----------              -----------

MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value:
 Authorized-1,800,000 shares; issued and
 Outstanding-318,014 shares; liquidation preference:
 $31,802....................................................              30,802                   30,802
 Accrued preferred stock dividend, payable in kind..........                 711                    1,636
                                                                     -----------              -----------
                                                                          31,513                   32,438
                                                                     -----------              -----------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.01 par value:
   Authorized-15,000,000 shares, issued and
    outstanding-7,812,500...................................              63,535                   63,535
 Cumulative translation adjustment..........................                (464)                    (865)
 Accumulated deficit........................................            (100,806)                (101,450)
                                                                     -----------              -----------
                                                                         (37,735)                 (38,780)
                                                                     -----------              -----------
                                                                        $165,321                 $163,621
                                                                     ===========              ===========



The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                         (Dollar Amounts in Thousands)



                                                                  Three Months Ended
                                                              -----------------------------
                                                                March 27,      March 26,
                                                                  1998            1999
                                                               ------------   ------------
                                                                     (unaudited)

NET SALES...............................................         $24,265          $27,169
COST OF SALES...........................................          13,026           14,875
                                                             -----------       ----------
Gross Profit............................................          11,239           12,294
                                                             -----------       ----------
OPERATING EXPENSES:
 Selling................................................           2,317            2,436
 Distribution...........................................           1,449            1,709
 General and administrative.............................           3,077            3,328
 Research and development...............................             474              510
                                                             -----------       ----------
                                                                   7,317            7,983
                                                             -----------       ----------
PROVISION FOR EQUITY PARTICIPATION PLAN AND BONUSES.....           1,974              -
                                                             -----------       ----------
 Income from operations.................................           1,948            4,311
                                                             -----------       ----------
OTHER (INCOME) AND EXPENSES:
 Interest expense.......................................             442            3,873
 Other, net.............................................             (15)             (30)
                                                             -----------       ----------
                                                                     427            3,843
                                                             -----------       ----------
 Income before provision for income taxes...............           1,521              468
PROVISION FOR INCOME TAXES (Note 6).....................              23              187
                                                             -----------       ----------
 Net income.............................................           1,498              281
Preferred stock dividends...............................             -               (925)
                                                             -----------       ----------
Net income (loss) available to common shareholders......         $ 1,498          $  (644)
                                                             ===========       ==========
Pro forma net income (loss) assuming C corporation
 status for income tax purposes (Note 6)................         $   913          $  (644)
                                                             ===========       ==========




The accompanying notes are an integral part of these condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                         (Dollar Amounts in Thousands)

                                                                                                  Three Months Ended
                                                                                            -------------------------------
                                                                                                March 27,          March 26,
                                                                                                  1998              1999
                                                                                            -------------      ------------
                                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...........................................................................          $  1,498        $   281
 Adjustments to reconcile net income to net cash provided by (used in) operating activities-
    Depreciation and amortization.....................................................             1,497          1,760
    Decrease in deferred tax asset....................................................               -              112
    Increase in equity participation plan (EPP).......................................             1,974            -
    Decrease in accounts receivable...................................................             2,541          2,677
    (Increase) decrease in inventories................................................               675         (1,067)
    (Increase) decrease in other current assets.......................................               231            (54)
    (Increase) decrease in other assets...............................................                43           (134)
    Decrease in accounts payable......................................................            (1,221)        (3,982)
    Increase (decrease) in accrued liabilities........................................              (449)         3,402
    Payments of EPP liabilities.......................................................           (20,375)           -
                                                                                              ----------      ---------
      Net cash provided by (used in) operating activities.............................           (13,586)         2,995
                                                                                              ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment...........................................              (701)        (1,391)
 Additions of intangible assets.......................................................               (70)           -
                                                                                              ----------      ---------
      Net cash used in investing activities                                                         (771)        (1,391)
                                                                                              ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to bank...................................................            (6,250)        (1,000)
 Proceeds from bank borrowings........................................................            21,000            -
 Shareholder distributions............................................................               (10)           -
                                                                                              ----------      ---------
      Net cash provided by (used in) financing activities.............................            14,740         (1,000)
                                                                                              ----------      ---------
Effect of exchange rate changes on cash...............................................              (119)          (401)
                                                                                              ----------      ---------
NET INCREASE IN CASH..................................................................               264            203

CASH, beginning of period.............................................................               470            507
                                                                                              ----------      ---------
CASH, end of period...................................................................          $    734        $   710
                                                                                              ==========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the quarter for:

   Interest                                                                                     $    690        $   898
                                                                                              ==========      =========
   Income taxes                                                                                 $     12        $   -
                                                                                              ==========      =========
NON-CASH FINANCING ACTIVITIES:

 Accrued preferred dividends                                                                    $   -           $   925
                                                                                              ==========      =========


The accompanying notes are an integral part of these condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                March 26, 1999
                                --------------
                                  (unaudited)

1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 26, 1999, and the results of operations and cash flows for the three-month periods ended March 27, 1998 and March 26, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 1998 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three-month periods ended March 27, 1998 and March 26, 1999 are not necessarily indicative of the results to be achieved for a full year.

2.   Recapitalization.  In April 1998, the Company consummated a plan pursuant
     ----------------
to which a majority interest in the Company was sold in accordance with an agreement and plan of merger (the Recapitalization).

     Key components of the Recapitalization included:

     (1) Common and preferred equity investments in consideration for an 80.8% ownership in the Company's common stock and preferred stock with an initial liquidation preference of $30.0 million;

     (2) Issuance of 9-1/8 percent senior subordinated notes with a par value of $115.0 million, maturing in 2008 (see Note 4);

     (3) Execution of a new term loan facility and revolving loan facility;

     (4) Repayment of existing indebtedness;

     (5) Payment of amounts due under the Equity Participation Plan;

     (6) Payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2% interest in the common shares outstanding.

3.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):





                                                                      December 25,                   March 26,
                                                                        1998                           1999
                                                                    ---------------               ---------------
Raw materials.................................................              $5,127                    $4,906
Work-in-process...............................................               5,926                    7,406
Finished goods................................................               6,971                    6,779
                                                                        ----------               ----------
                                                                           $18,024                    $19,091
                                                                        ----------               ----------

4. Comprehensive Income. In June 1997, FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. This Statement was adopted by the Company in the quarter ended March 27, 1998.

     The Company had comprehensive income for the three-month periods ended March 27, 1998 and March 26, 1999 as follows (amounts in thousands):




                                                                               Three Months Ended
                                                                      -------------------------------------
                                                                        March 27,                 March 26,
                                                                           1998                      1999
                                                                      -------------            -------------
Net income....................................................             $1,498                  $281
Other comprehensive income:
 Foreign currency translation loss............................               (119)                  (401)
                                                                         ---------              ---------
Comprehensive income..........................................             $1,379                  $(120)
                                                                         =========              =========


5.   Foreign Currency Translation.  Effective in the first quarter of 1999, the
     ----------------------------
Company commenced using the Mexican Peso as the functional currency of its Mexican operations since Mexico is no longer considered a highly inflationary economy.

6.   Income Taxes.  The Company became a C corporation upon consummation of the
     ------------
transaction discussed in Note 1. Accordingly, the Company has presented pro forma net income (loss) amounts to reflect a provision for income taxes at a combined effective rate of approximately 40%, after consideration of permanent differences between financial reporting and income tax amounts.

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

     The Company plans to establish a sales office located in Germany in the second quarter of 1999. It is anticipated that this operation will better equip the Company to more aggressively pursue this significant market. It is anticipated, however, the Company's earnings will be negatively impacted for the first twelve months of operation.

     The Company's results of operations may fluctuate significantly from quarter to quarter as a result of a number of factors, including, among others, the buying patterns of the Company's distributors, group purchasing organizations ("GPOs") and other purchasers of the Company's products, forecasts regarding the severity of the annual cold and flu season, announcements of new product introductions by the Company or its competitors, changes in the Company's pricing of its products and the prices offered by the Company's competitors, rate of overhead absorption due to variability in production levels and variability in the number of shipping days in a given quarter.

The Recapitalization

     On April 7, 1998, Hudson RCI consummated its recapitalization pursuant to an Agreement and Plan of Merger pursuant to which River Acquisition Corp., a wholly-owned subsidiary of River Holding Corp. ("Holding") merged with and into Hudson RCI, with Hudson RCI surviving as a majority-owned subsidiary of Holding (the "Merger").

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

     The Holding Equity Investment was comprised of $63.0 million of common equity (the "Common Stock Investment") and $30.0 million of preferred equity (the "Preferred Stock Investment"). The Common Stock Investment was funded with a $55.0 million investment by affiliates of Freeman Spogli & Co. Incorporated ("FS&Co."), and an $8.0 million investment by management of Hudson RCI. The Preferred Stock Investment was funded with proceeds from the sale of 11-1/2% Senior Exchangeable PIK Preferred Stock due 2010 (the "Holding Preferred Stock") with an aggregate liquidation preference of $30.0 million offered by Holding (the "Preferred Stock Offering"). Immediately following consummation of the Recapitalization, FS&Co. beneficially owned approximately 87.3% of the outstanding common stock of Holding and management owned the remaining 12.7%.

     In connection with the Recapitalization and concurrently with the Preferred Stock Offering, Hudson RCI offered $115.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2008 (the "Subordinated Notes") (the "Subordinated Notes Offering," and together with the Preferred Stock Offering, the "Offerings").

     On April 7, 1998, Hudson RCI entered into an agreement (the "Credit Facility") providing for a $40.0 million secured term loan facility (the "Term Loan Facility"), which was funded in connection with the consummation of the Recapitalization, and a $60.0 million revolving loan facility (the "Revolving Loan Facility") which will be available for Hudson RCI's future capital requirements and to finance acquisitions.

     The Offerings and the application of the net proceeds therefrom, repayment of existing Hudson RCI debt payments to the Continuing Shareholder under the Recapitalization Agreement and to management, the Holding Equity Investment and the related borrowings under the Credit Facility are collectively referred to herein as the "Recapitalization."

     The Company and the shareholders that received distributions in the Recapitalization made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the Recapitalization as an asset purchase for tax purposes, which had the effect of significantly increasing the basis of the Company's assets, thus increasing depreciation and amortization expenses and other deductions for tax purposes and reducing the Company's taxable income in 1998 and subsequent years. The Recapitalization resulted in no change in the basis of the Company's assets and liabilities for financial reporting purposes.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                Three Month Period Ended
                                                      (unaudited)
                                             ------------------------------
                                                Mar. 27,        Mar. 26,
                                                  1998            1999
                                             -------------    -------------
                                                  (In Thousands)
Net sales..................................     $24,265          $27,169
Cost of sales..............................      13,026           14,875
                                                -------          -------
 Gross profit..............................      11,239           12,294
Selling expenses...........................       2,317            2,436
Distribution expenses......................       1,449            1,709
General and administrative expenses........       3,077            3,328
Research and development expenses..........         474              510
Provision for equity participation plan....       1,974              -
                                                -------          -------
Total operating expenses...................       9,291            7,983
                                                -------          -------
 Operating income..........................       1,948            4,311
Add back:  Provision for equity
 participation plan........................       1,974              -
                                                -------          -------
 Operating income before provision for
  equity participation plan................      $3,922           $4,311
                                                =======          =======




                                                    Three Month Period Ended
                                                           (unaudited)
                                               -------------------------------------
                                                   Mar. 27,               Mar. 26,
                                                   1998                     1999
                                               --------------         --------------
Net sales....................................       100.0%                  100.0%
Cost of sales................................        53.7                    54.8
                                                  -------                  ------
 Gross profit................................        46.3                    45.3
Selling expenses.............................         9.6                     9.0
Distribution expenses........................         6.0                     6.3
General and administrative expenses..........        12.7                    12.3
Research and development expenses............         2.0                     1.9
Provision for equity participation plan......         8.1                     -
                                                  -------                  ------
Total operating expenses.....................        38.3                    29.4
                                                  -------                  ------
Operating income.............................         8.0                    15.9
Add back:  Provision for equity
 participation plan..........................         8.1                     -
                                                  -------                  ------
Operating income before provision for
 equity participation plan...................        16.2%                   15.9%
                                                  =======                  ======

Three Months Ended March 26, 1999 Compared to Three Months Ended March 27, 1998

     Net sales, reported net of accrued rebates, were $27.2 million in the first quarter of 1999 as compared to $24.3 million in the first quarter of 1998. This represents an increase of $2.9 million or 12.0%. Domestic Hospital sales increased $2.0 million, primarily the result of sales of Gibeck products. Alternate Site sales increased by $1.0 million or 26.6% increase as the Company continued to focus sales efforts in this growing market. Canadian sales were $0.6 million, an increase of $0.1 million or 27% from the first quarter of 1998 as sales to the Medbuy GPO, whose contract was awarded to the Company in the first quarter of 1998, showed significant increases. House account sales increased by $262,000 over the first quarter of 1998, primarily the result of the addition of several OEM relationships. Somewhat offsetting these increases was a decrease in international sales of $0.5 million or 11% due primarily to overall weakness in Southeast Asia.

     The Company's gross profit for the first quarter of 1999 was $12.3 million, an increase of $1.1 million or 9.4% over the first quarter of 1998. As a percentage of sales, the gross profit was 45.3% and 46.3% for the first quarter of 1999 and 1998, respectively. The decline in the margin is primarily due to unfavorable mix variance caused by increased sales of lower margin products, primarily the Gibeck line of anesthesia products.

     Selling expenses were $2.4 million for the first quarter of 1999, a $0.1 million increase over the first quarter of 1998. This increase was primarily due to increased salaries as a result of additions to the alternate site sales force. As a percentage of net sales, selling expenses were 9.0% in the first quarter of 1999 as compared to 9.6% in the first quarter of 1998.

     Distribution expenses were $1.7 million for the first quarter of 1999, an increase of $0.3 million or 17.9% over the first quarter of 1998. The majority of this increase is due to increased sales volumes over 1998 in addition to added freight between distribution warehouses so as to better serve customer needs. As a percentage of net sales, distribution expenses were 6.3% and 5.9% in the first quarter of 1999 and 1998, respectively.

     General and administrative expenses were $3.3 million in the first quarter of 1999, an increase of $0.3 million or 8.2% over the first quarter of 1998 and was primarily due to payments made to certain outside consultants during the first quarter of 1999.

     Research and development expenses were $0.5 million for the first quarter of 1999, unchanged from 1998.

     The provision for equity participation plan consists of accrued expenses and payments made to executives under the Equity Participation Plan ("EPP").
The EPP was terminated upon consummation of the Recapitalization and replaced with an executive stock purchase plan. As a result, no expense was recorded in the first quarter of 1999. In the first quarter of 1999 certain payments totaling approximately $2.1 million were made to the EPP members and the former shareholder. These payments had been accrued in fiscal 1998 and therefore had no impact on earnings in fiscal 1999. It is not anticipated that any additional payments will be made under the plan.

     Interest expense was $3.6 million for the first quarter of 1999, as compared to $0.4 million in the first quarter of 1998. This increase was due to higher debt levels in the current quarter as a result of the Recapitalization.

     Income tax provision reflects the termination of the Company's S corporation status upon the Recapitalization. The Company now provides for state and federal income taxes as a C corporation. Actual tax payments are expected to be substantially less than provided amounts due to the increased tax basis in assets provided by the Section 338(h)(10) election made in connection with the Recapitalization.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations and borrowing under its working capital facility. Cash provided by operations before EPP payments totaled $6.4 million in the three months ended March 27, 1998 and $3.0 million in the three months ended March 26, 1999. The Company had operating working capital, excluding cash and short-term debt, of $29.4 million at March 26, 1998. Inventories were $18.0 million and $19.1 million at December 25, 1998 and March 26, 1999, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $25.8 million and $23.2 million at December 25, 1998 and March 26, 1999, respectively. The Company offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase. The Company is planning to establish in the second quarter of 1999 a distribution warehouse outside of the United States. While this will have the effect of increasing the Company's investment in inventories, it may also result in improved service to international customers as well as in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

     During the three months ended March 27, 1998, net cash used in investing activities was $0.8 million, primarily reflecting purchases of manufacturing equipment. During the three months ended March 26, 1999, net cash used in investing activities was $1.4 million, reflecting purchases of manufacturing equipment. The Company currently estimates that annual capital expenditures will be approximately $7.0 million in both 1999 and 2000, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     During the three months ended March 27, 1998, net cash provided by financing activities was $14.7 million, consisting primarily of borrowings under the bank credit facilities used to fund distributions made under the EPP.
During the three months ended March 26, 1999, net cash used by financing was $1.0 million reflecting repayment of the Company's borrowings.

     The Company has outstanding $158.0 million of indebtedness, consisting of $115.0 million of Subordinated Notes issued in connection with the Recapitalization and borrowings of $43.0 million under the Credit Facility entered into in connection with the Recapitalization. The Credit Facility consists of a $40.0 million Term Loan Facility (all of which was funded in connection with the Recapitalization) and a $60.0 million Revolving Loan Facility. The Subordinated Notes bear interest at the rate of 9-1/8%, payable semi-annually, and will require no principal repayments until maturity. The Term Loan Facility matures on April 7, 2004 and requires principal repayments of between $3.0 million and $11.5 million each year until maturity, commencing on June 30, 1999. The Revolving Loan Facility matures on April 7, 2004 and bears interest based on a spread over either a Eurodollar or base rate.

     In connection with the Recapitalization, the Company issued to Holding 300,000 shares of its 11-1/2% Senior PIK Preferred Stock due 2010 with an aggregate liquidation preference of $30.0 million. Dividends are payable semi-annually in arrears on April 15 and October 15 each year. Dividends will be payable in cash, except on dividend payment dates occurring on or prior to April 15, 2003, for which the Company has the option to issue additional shares of preferred stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. The preferred stock will rank junior in right of payment to all obligations of the Company and its subsidiaries. At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

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

Year 2000 Compliance

     The following discussion about the implementation of the Company's Year 2000 program, the costs expected to be associated with the program and the results the Company expect to achieve constitute forward-looking information.
As noted below, there are many uncertainties involved with the Year 2000 issue, including the extent to which the Company will be able to adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issue as it may affect third parties and the Company's key trading partners. Accordingly, the costs and results of the Company's Year 2000 program and the extent of any impact on the Company's results of operations could vary materially from that stated herein.

     A significant percentage of software that runs on most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed the identification of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The Company has already completed an assessment of all internal software, hardware and operating systems and has made all necessary hardware and software changes as a result of that assessment. The Company does not believe that its systems will encounter any material Year 2000 problems. The Company's products are not subject to Year 2000 problems.

     The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, for the accurate exchange of data and related information. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. The Company is in the process of implementing a program to assess and monitor the progress of these third parties in resolving Year 2000 issues, and to determine whether any Year 2000 issues encountered by a third party would pose a business risk to the Company. Towards this goal, the Company is contacting its key trading partners to assess its Year 2000 risk based upon the Year 2000 issues of its partners. The Company expects to have completed this assessment completed by mid-year 1999. The Company does not expect the cost of this program to be material.

     The Company believed that the worst case scenario in the event of a Year 2000 related failure would be its inability to communicate via computer transmission with its key trading partners. The Company has begun to develop contingency plans in the event a business interruption caused by Year 2000 problems should occur, including investigating back-up suppliers. The Company cannot provide any assurance that Year 2000 related systems issues of third parties will be corrected in a timely manner or that the failure of these third parties to correct these issues would not have a material adverse effect on the Company.

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

Recent Accounting Pronouncements

     Statement of Financial Accountings Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure" was issued in February 1997 and was adopted by the Company as of December 26, 1997. SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued in June 1997. The Company adopted SFAS No. 130 in the first quarter of fiscal 1998. SFAS No. 131 was
adopted in the Company's 1998 year-end financial statements.   SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. Because the Company has no derivative instruments and does not engage in hedging activities, SFAS No. 133 will not impact the Company.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Quantitative Disclosures. The Company is exposed to certain market risks associated with interest rate fluctuations on its debt. All debt arrangements are entered into for purposes other than trading. Because the Company's sales have historically been denominated in U.S.-dollars, the Company has not been subject to risks from currency rate fluctuations. In addition, the Company does not utilize hedging contracts or similar instruments with respect to the commodities it purchases for manufacturing. With the addition of the German operation in the second quarter of 1999, the company will denominate German sales in local currency, and therefore, will be subject to currency rate fluctuations. The Company's exposure to interest rate risk arises from financial instruments entered into in the normal course of business that, in some cases, relate to the Company's acquisitions of related businesses. Certain of the Company's financial instruments are fixed rate, short-term investments which are held to maturity. The Company's fixed rate debt consists primarily of outstanding balances on the Subordinated Notes and its variable rate debt relates to borrowings under the Credit Facility (see "Item 7. Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources"). With respect to the Company's fixed rate debt, changes in interest rates generally affect the fair value of such debt, but do not have an impact on earnings or cash flows. Because the Company generally cannot prepay its fixed rate debt prior to maturity, interest rate risk and changes in fair value should not have a significant impact on this debt until the Company is required to refinance. With respect to variable rate debt, changes in interest rates affect earnings and cash flows, but do not impact fair value. The impact on the Company's interest expense in the upcoming year of a one-point interest rate change on the outstanding balance of the Company's variable rate debt would be approximately $440,000. The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments. The fair value of the Company's fixed rate debt is estimated based on quoted market prices.




                               Fiscal     Fiscal     Fiscal     Fiscal      Fiscal     There-                   Fair
                                1999       2000       2001       2002        2003       after      Total       Value
                              -------    -------    -------    --------    -------    --------    -------    --------
                                                            (Dollars in Thousands)
Fixed Rate Debt........       $  -       $  -       $  -       $  -       $   -       $115,000    $115,000    $98,000
 Average Interest Rate.          -          -          -          -           -          9.125%        -          -
Variable Rate Debt.....       $3,000     $4,000     $7,000     $9,000     $11,000     $ 10,000    $ 44,000    $44,000
 Average Interest Rate.         8.06%      7.81%      7.81%      7.81%       7.81%




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

     Not applicable.


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


                              RIVER HOLDING CORP.,
                              a Delaware corporation


May 7, 1999                   By:/s/ Jay R. Ogram
                                 -----------------------------------------------
                                 Jay R. Ogram
                                 Chief Financial Officer
                                 (Duly Authorized Officer and Principal
                                  Financial Officer)