Form 10-Q
period 1999-06-25
RIVER HOLDING CORP
filed 1999-08-06
CIK 1061892

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 25, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

                      Commission file number - 333-56135

                             ------------------

                              RIVER HOLDING CORP.
            (Exact name of registrant as specified in its charter)

                             ------------------

                Delaware                                95-4674065
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

           599 Lexington Avenue                            10022
                18th Floor                              (Zip Code)
            New York, New York
  (Address of Principal Executive Offices)

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

Yes [X]  No [ ]

     The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 6,312,500 on July 30, 1999.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                          Quarter Ended June 25, 1999

                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated Financial Statements of River Holding Corp. (Unaudited):

                         Condensed Consolidated Balance Sheets as of December 25, 1998 and
                         June 25, 1999........................................................................... 1

                         Condensed Consolidated Statement of Operations for the Three
                         Months Ended June 26, 1998 and June 25, 1999, the Period
                         From April 7, 1998 (Inception) to June 26, 1998 and the
                         Six Months Ended June 25, 1999.......................................................... 3

                         Condensed Consolidated Statement of Cash Flows for the Period
                         From April 7, 1998 (Inception) to June 26, 1998 and the Six Months
                         Ended June 25, 1999..................................................................... 4

                         Notes to Condensed Consolidated Financial Statements.................................... 5

                    Condensed Consolidated Financial Statements of Hudson Respiratory
                    Care Inc. (Unaudited):

                         Condensed Consolidated Balance Sheets as of December 25, 1998 and
                         June 25, 1999........................................................................... 8

                         Condensed Consolidated Statements of Operations for the Three Months and
                         Six Months Ended June 26, 1998 and June 25, 1999........................................10

                         Condensed Consolidated Statements of Cash Flows for the Six Months
                         Ended June 26, 1998 and June 25, 1999...................................................11

                         Notes to Condensed Consolidated Financial Statements....................................12

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations........................................................................14

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K.............................................................21

SIGNATURE........................................................................................................22

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                    ASSETS
                                    ------
                         (Dollar Amounts in Thousands)

                                                                           December 25,        June 25,
                                                                              1998               1999
                                                                           ------------      -----------
                                                                                             (unaudited)
CURRENT ASSETS:
   Cash......................................................................  $    507        $    778
   Accounts receivable, less allowance for doubtful accounts of $635
     and $901 at December 25, 1998 and June 25, 1999, respectively...........    25,829          20,555
   Inventories...............................................................    18,024          19,577
   Other current assets......................................................     1,049           1,048
                                                                               --------        --------
     Total current assets....................................................    45,409          41,958
                                                                               --------        --------

PROPERTY, PLANT AND EQUIPMENT, net...........................................    46,857          47,203
                                                                               --------        --------

OTHER ASSETS:
  Deferred tax asset.........................................................     9,634          10,643
  Deferred financing costs, net..............................................    11,917          10,800
  Goodwill,  net.............................................................   148,657         146,117
  Other assets...............................................................       235             357
                                                                               --------        --------
                                                                                170,443         167,917
                                                                               --------        --------
                                                                               $262,709        $257,078
                                                                               ========        ========

 The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                         (Dollar Amounts in Thousands)

                                                                           December 25,        June 25,
                                                                              1998               1999
                                                                           ------------      -----------
                                                                                             (unaudited)
CURRENT LIABILITIES:
   Notes payable to bank...................................................    $  3,000        $  4,000
   Accounts payable........................................................       6,324           2,393
   Accrued liabilities.....................................................       6,219           6,719
                                                                               --------        --------
     Total current liabilities.............................................      15,543          13,112

SENIOR SUBORDINATED NOTES PAYABLE..........................................     115,000         115,000
NOTES PAYABLE TO BANK, net of current portion..............................      41,000          40,000
                                                                               --------        --------
 Total liabilities.........................................................     171,543         168,112
                                                                               --------        --------

MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par
  value:  Authorized--1,800,000 shares; issued and outstanding--
  318,014 and 336,250 shares at December 25, 1998 and June 25, 1999;
  liquidation preference:  $33,625.........................................      30,802          32,625
  Accrued preferred stock dividend, payable in kind........................         711             778
                                                                               --------        --------
                                                                                 31,513          33,403
                                                                               --------        --------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.01 par value:
    Authorized--15,000,000 shares, issued and
    outstanding--6,312,500 at December 25, 1998
    and June 25, 1999......................................................      63,125          63,125
  Cumulative translation adjustment........................................          --            (606)
  Accumulated deficit......................................................      (3,472)         (6,956)
                                                                               --------        --------
                                                                                 59,653          55,563
                                                                               --------        --------
                                                                               $262,709        $257,078
                                                                               ========        ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                         (Dollar Amounts in Thousands)

                                                                                       Six
                                                                        April 7,      Months
                                                Three Months Ended        1998        Ended
                                                -------------------   (Inception)    --------
                                                June 26,   June 25,   to June 26,     June 25,
                                                  1998       1999         1998         1999
                                                ---------  --------     --------     ---------
                                                    (unaudited)              (unaudited)
Net sales...................................    $22,432     $27,274     $22,432    $  54,443
Cost of sales...............................     12,169      15,743      12,169       31,183
                                                ---------  --------     --------   ---------
Gross profit................................     10,263      11,531      10,263       23,260
                                                ---------  --------     --------   ---------
OPERATING EXPENSES:
  Selling...................................      2,398       2,677       2,398        5,113
  Distribution..............................      1,249       1,372       1,249        3,081
  General and administrative................      2,603       3,005       2,603        6,334
  Research and development..................        466         600         466        1,110
  Amortization of goodwill..................      1,182       1,270       1,182        2,540
                                                ---------  --------     --------   ---------
                                                  7,898       8,924       7,898       18,178
                                                ---------  --------     --------   ---------
Income from operations......................      2,365       2,607       2,365        5,082
                                                ---------  --------     --------   ---------
OTHER INCOME AND (EXPENSES):
  Interest expense..........................     (3,220)     (3,973)     (3,220)      (7,843)
  Other, net................................        266          17         266           44
                                                ---------  --------     --------   ---------
                                                 (2,954)     (3,956)     (2,954)      (7,799)
                                                ---------  --------     --------   ---------
Loss before benefit for income taxes........       (589)     (1,349)       (589)      (2,717)
BENEFIT FOR INCOME TAXES (NOTE 4)...........       (235)       (575)       (235)      (1,122)
                                                ---------  --------     --------   ---------
Net loss....................................       (354)       (774)       (354)      (1,595)
Preferred stock dividends...................        776         966         776        1,891
                                                ---------  --------     --------   ---------
Net loss available to common shareholders...    $(1,130)    $(1,740)    $(1,130)   $  (3,486)
                                                =========  ========     ========   =========









  The accompanying notes are an integral part of these condensed consolidated statements.

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                         (Dollar Amounts in Thousands)

                                                                               April 7,
                                                                                  1998           Six Months
                                                                              (Inception)          Ended
                                                                                   to            ----------
                                                                                June 26,          June 25,
                                                                                  1998              1999
                                                                               ---------         ----------
                                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income................................................................   $    (354)        $(1,594)
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities--
       Depreciation and amortization........................................       2,755           6,952
       Deferred tax benefit.................................................          --          (1,009)
       Decrease in accounts receivable......................................       1,784           5,274
       Decrease (increase) in inventories...................................         813          (1,553)
       Decrease (increase) in other current assets..........................        (195)              1
       Increase in other assets.............................................        (333)           (122)
       Increase (decrease) in accounts payable..............................       1,319          (3,931)
       Increase in accrued liabilities......................................       4,223             500
                                                                               ---------        --------
          Net cash provided by (used in) operating activities...............     (10,012)          4,518
                                                                               ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................................      (1,345)         (3,641)
  Acquisition of Hudson Respiratory Care Inc................................    (248,000)             --
                                                                               ---------        --------
          Net cash used in investing activities.............................    (249,345)         (3,641)
                                                                               ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to bank........................................      (2,000)         (5,000)
  Proceeds from bank borrowings.............................................      40,000           5,000
  Proceeds from senior subordinated debt....................................     115,000              --
  Sale of common and preferred stock, net of transaction costs..............      92,000              --
                                                                               ---------        --------
          Net cash provided by financing activities.........................     245,000              --
                                                                               ---------        --------
Effect of exchange rate changes on cash.....................................          --            (606)
                                                                               ---------        --------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS.............................       5,667             271

CASH AND SHORT-TERM INVESTMENTS, beginning of period........................          --             507
                                                                               ---------        --------

CASH AND SHORT-TERM INVESTMENTS, end of period..............................   $   5,667         $   778
                                                                               =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the quarter for:
    Interest................................................................   $     709         $ 6,187
                                                                               =========        ========

    Income taxes............................................................   $      66         $     4
                                                                               =========        ========

NON-CASH FINANCING ACTIVITIES:
    Preferred dividends accrued or paid in kind.............................   $     776         $ 1,891
                                                                                =========        ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                      ------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 June 25, 1999
                                 -------------
                                  (unaudited)

1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by River Holding Corp. ("Holding") and Hudson Respiratory Care Inc. (the "Company" or "Hudson RCI"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 25, 1999, and the results of operations and cash flows for the three and six month periods ended June 25, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although Holding believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the consolidated balance sheet of Holding as of December 25, 1998 and with the Company's 1998 audited financial statements and the notes thereto included in Holding's Form 10-K filed with the SEC. The results of operations for the periods presented are not necessarily indicative of the results to be achieved for a full year.

     Recapitalization.  In April 1998, the Company consummated a plan pursuant
     ----------------
to which a majority interest in the Company was sold in accordance with an agreement and plan of merger (the "Recapitalization").

     Key components of the Recapitalization included:

     (1) Common and preferred equity investments in consideration for an 80.8 percent ownership in the Company's common stock and preferred stock with an initial liquidation preference of $30.0 million;

     (2) Issuance of 9-1/8 percent senior subordinated notes with a par value of $115.0 million, maturing in 2008;

     (3) Execution of a new term loan facility and revolving loan facility;

     (4) Repayment of existing indebtedness;

     (5) Payment of amounts due under the Equity Participation Plan;

     (6) Payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2 percent interest in the common shares outstanding;

     (7) Potential contingent payments based on 1998 performance, payable to the continuing shareholder and former participants in the Equity Participation Plan; however, as a result of the Company's 1998 performance, no additional amounts are due.

     The Company has terminated the Equity Participation Plan and has adopted an executive stock purchase plan and plans to adopt a stock option plan. Additionally, the Company's sole shareholder, who owned the remaining 21 percent of Industrias Hudson, transferred this interest to the Company in consideration of one dollar. Because of the commonality of ownership, the 21 percent minority interest has been included in the financial statements for all periods presented.

     On April 7, 1998, Holding acquired a majority interest in Hudson RCI, as discussed above. The investment in Hudson RCI by Holding was accounted for as a purchase and the purchase price was allocated as follows based upon management's estimate of relative fair value of assets and liabilities acquired (amounts in thousands):

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

     Holding has no operations apart from those conducted by Hudson RCI. The accompanying consolidated statement of operations includes the results of Hudson RCI beginning from the date of acquisition, April 7, 1998.

     The minority interest in the Company was initially recorded at zero and the Company's losses for the periods presented have been solely allocated to Holding.

2.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):

                                                    December 25,     June 25,
                                                        1998           1999
                                                    ------------     --------
Raw materials...................................      $ 5,127        $ 5,174
Work-in-process.................................        5,926          7,687
Finished goods..................................        6,971          6,716
                                                      -------        -------
                                                      $18,024        $19,577
                                                      =======        =======

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

     The Company had comprehensive income for the three and six month periods ended June 26, 1998 and June 25, 1999 as follows (amounts in thousands):

                                             Three Months Ended                   Six Months Ended
                                            ---------------------              ----------------------
                                            June 26,     June 25,              June 26,      June 25,
                                              1998         1999                  1998          1999
                                            --------     --------              --------      --------
Net income..............................    $(354)        $(774)                $(354)       $(1,595)
Other comprehensive income:
Foreign currency translation loss.......       --          (205)                   --           (606)
                                            -----         -----                 -----        -------
Comprehensive income....................    $(354)        $(979)                $(354)       $(2,201)
                                            =====         =====                 =====        =======

4.   Income Taxes.  Holding is a C corporation and the Company became a C
     ------------
corporation upon consummation of the transaction discussed in Note 1. The deferred tax asset results from different tax bases for financial reporting and income tax purposes, primarily arising from the Recapitalization.

     The effective income tax rate at 40% for the three and six month periods ended June 25, 1999 approximates the effective combined federal and state statutory rates.

5.   Subsequent Event.  On July 22, 1999, Holding, through its indirect, wholly-
     ----------------
owned subsidiary Steamer Holding AB, a company organized under the laws of Sweden ("Steamer"), acquired a majority of the outstanding capital stock of Louis Gibeck AB, a company organized under the laws of Sweden ("LGAB") for an aggregate cash purchase price of approximately $44.0 million. In addition, on August 5, 1999, Steamer acquired additional shares of stock of LGAB from Holding. Holding intends that Steamer, through continuing purchases and a statutory freezeout and appraisal procedure under Swedish law, will acquire the remaining outstanding shares of LGAB as soon as practicable.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                     ASSETS
                                     ------
                         (Dollar Amounts in Thousands)

                                                                          December 25,       June 25,
                                                                              1998             1999
                                                                          ------------       --------
                                                                                           (unaudited)
CURRENT ASSETS:
  Cash..................................................................... $    507        $    778
  Accounts receivable, less allowance for doubtful accounts of $635
   and $901 at December 25, 1998 and June 25, 1999, respectively...........   25,829          20,555
  Inventories..............................................................   18,024          19,577
  Other current assets.....................................................      716             715
                                                                            --------        --------
   Total current assets....................................................   45,076          41,625
                                                                            --------        --------

PROPERTY, PLANT AND EQUIPMENT, net.........................................   32,732          34,208
                                                                            --------        --------

OTHER ASSETS:
  Deferred tax asset.......................................................   70,329          69,869
  Deferred financing costs, net............................................   11,917          11,426
  Intangible assets, net...................................................    4,955           4,329
  Other assets.............................................................      312             434
                                                                            --------        --------
                                                                              87,513          86,058
                                                                            --------        --------
                                                                            $165,321        $161,891
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
                 ----------------------------------------------
                         (Dollar Amounts in Thousands)

                                                                              December 25,         June 25,
                                                                                  1998               1999
                                                                              ------------         --------
                                                                                                  (unaudited)
CURRENT LIABILITIES:
  Notes payable to bank..................................................... $   3,000          $   4,000
  Accounts payable..........................................................     6,324              2,393
  Accrued liabilities.......................................................     6,219              6,719
                                                                             ---------          ---------
   Total current liabilities................................................    15,543             13,112

SENIOR SUBORDINATED NOTES PAYABLE...........................................   115,000            115,000
NOTES PAYABLE TO BANK, net of current portion...............................    41,000             40,000
                                                                             ---------          ---------
  Total liabilities.........................................................   171,543            168,112
                                                                             ---------          ---------

MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par
  value:  Authorized--1,800,000 shares; issued and outstanding--
  318,014 and 336,250 shares at December 25, 1998 and June 25, 1999;
  liquidation preference:  $33,625..........................................    30,802             32,625
  Accrued preferred stock dividend, payable in kind.........................       711                778
                                                                             ---------          ---------
                                                                                31,513             33,403
                                                                             ---------          ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.01 par value:
   Authorized--15,000,000 shares, issued and
   outstanding--7,812,500...................................................    63,535             63,535
  Cumulative translation adjustment.........................................      (464)            (1,070)
  Accumulated deficit.......................................................  (100,806)          (102,089)
                                                                             ---------          ---------
                                                                               (37,735)           (39,624)
                                                                             ---------          ---------
                                                                             $ 165,321          $ 161,891
                                                                             =========          =========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                         (Dollar Amounts in Thousands)

                                                                   Three Months Ended         Six Months Ended
                                                                  --------------------     ----------------------
                                                                  June 26,    June 25,     June 26,      June 25,
                                                                    1998        1999         1998          1999
                                                                  --------    --------     --------      --------
                                                                      (unaudited)               (unaudited)

NET SALES.......................................................  $ 22,432     $27,274     $ 46,697       $54,443
COST OF SALES...................................................    12,116      15,178       25,142        30,053
                                                                  --------     -------     --------       -------
Gross Profit....................................................    10,316      12,096       21,555        24,390
                                                                  --------     -------     --------       -------
OPERATING EXPENSES:
  Selling.......................................................     2,373       2,677        4,691         5,112
  Distribution..................................................     1,249       1,372        2,698         3,081
  General and administrative....................................     2,603       3,005        5,676         6,334
  Research and development......................................       466         600          940         1,110
                                                                  --------     -------     --------       -------
                                                                     6,691       7,654       14,005        15,637
                                                                  --------     -------     --------       -------
PROVISION FOR EQUITY PARTICIPATION PLAN.........................    61,965          --       63,939            --
PROVISION FOR RETENTION PAYMENTS................................     4,754          --        4,754            --
                                                                  --------     -------     --------       -------
  Income (loss) from operations.................................   (63,094)      4,442      (61,143)        8,753
                                                                  --------     -------     --------       -------
OTHER (INCOME) AND EXPENSES:
 Interest expense...............................................    (3,627)     (3,973)      (3,640)       (7,843)
 Other, net.....................................................       161          17         (254)           44
                                                                  --------     -------     --------       -------
                                                                    (3,466)     (3,956)      (3,894)       (7,799)
                                                                  --------     -------     --------       -------
 Income (loss) before provision (benefit) for income taxes......   (66,560)        486      (65,037)          954
PROVISION (BENEFIT) FOR INCOME TAXES (Note 5)...................   (77,001)        159      (76,978)          346
                                                                  --------     -------     --------       -------
 Income before extraordinary item...............................    10,441         327       11,941           608
EXTRAORDINARY ITEM-- loss on extinguishment of debt.............       104          --          104            --
                                                                  --------     -------     --------       -------
 Net income.....................................................    10,337         327       11,837           608
Preferred stock dividends.......................................       776         966          776         1,891
                                                                  --------     -------     --------       -------
Net income (loss) available to common shareholders..............  $  9,561     $  (639)    $ 11,061       $(1,283)
                                                                  ========     =======     ========       =======
Pro forma net loss assuming C corporation status for income
 tax purposes (Note 5)..........................................  $(40,469)    $  (639)    $(39,556)      $(1,283)
                                                                  ========     =======     ========       =======

  The accompanying notes are an integral part of these condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                          (Dollar Amount in Thousands)

                                                                                 Six Months Ended
                                                                            ----------------------------
                                                                            June 26,          June 25,
                                                                              1998              1999
                                                                            -----------     ------------
                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $  11,837     $   608
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities--
   Depreciation and amortization                                                   2,962       3,166
    Write-off of deferred financing fees                                             104          --
    Amortization of deferred financing costs                                          30         201
    Gain on disposal of equipment                                                    (54)         --
    Deferred tax benefit                                                         (78,450)        460
    Increase in equity participation plan (EPP)                                   63,939          --
    Decrease in accounts receivable                                                4,325       5,276
    Decrease (increase) in inventories                                             1,488      (1,554)
    Decrease in other current assets                                                 195           1
    (Increase) decrease in other assets                                              221        (122)
    Increase (decrease) in accounts payable                                          559      (3,932)
    Increase in accrued liabilities                                                4,475         499
    Payments of EPP liabilities                                                  (89,642)         --
                                                                               ---------     -------
     Net cash provided by (used in) operating activities                         (78,011)      4,603
                                                                               ---------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                       (1,646)     (3,640)
                                                                               ---------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to bank                                              (43,250)     (5,000)
 Proceeds from bank borrowings                                                    61,000       5,000
 Additions to deferred financing costs                                           (11,920)        (86)
 Redemption of stockholder interest                                             (128,321)         --
 Proceeds from senior subordinated debt                                          115,000          --
 Sale of common and preferred stock, net of transaction costs                     92,000          --
                                                                               ---------     -------
    Net cash provided by (used in) financing activities                           84,509         (86)
                                                                               ---------     -------
Effect of exchange rate changes on cash                                              345        (606)
                                                                               ---------     -------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                                    5,197         271

CASH AND SHORT-TERM INVESTMENTS, beginning of period                                 470         507
                                                                               ---------     -------

CASH AND SHORT-TERM INVESTMENTS, end of period                                 $   5,667     $   778
                                                                               =========     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the quarter for:
   Interest                                                                    $   1,399     $ 6,187
                                                                               =========     =======

   Income taxes                                                                $      66     $     4
                                                                               =========     =======

NON-CASH FINANCING ACTIVITIES:

 Preferred dividends accrued or paid in kind                                   $     776     $ 1,891
                                                                               =========     =======

  The accompanying notes are an integral part of these condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 June 25, 1999
                                 -------------
                                  (unaudited)

1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 25, 1999, and the results of operations and cash flows for the three and six month periods ended June 26, 1998 and June 25, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 1998 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and six month periods ended June 26, 1998 and June 25, 1999 are not necessarily indicative of the results to be achieved for a full year.

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

     (2) Issuance of 9-1/8 percent senior subordinated notes with a par value of $115.0 million, maturing in 2008;

     (3) Execution of a new term loan facility and revolving loan facility;

     (4) Repayment of existing indebtedness;

     (5) Payment of amounts due under the Equity Participation Plan;

     (6) Payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2 percent interest in the common shares outstanding;

     (7) Potential contingent payments based on 1998 performance, payable to the continuing shareholder and former participants in the Equity Participation Plan; however, as a result of the Company's 1998 performance, no additional amounts are due.

     The Company has terminated the Equity Participation Plan and has adopted an executive stock purchase plan and plans to adopt a stock option plan. Additionally, the Company's sole shareholder, who owned the remaining 21 percent of Industrias Hudson, transferred this interest to the Company in consideration of one dollar. Because of the commonality of ownership, the 21 percent minority interest has been included in the financial statements for all periods presented.

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

2.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):

                                       December 25,     June 25,
                                          1998            1999
                                      ------------      --------
Raw materials........................   $ 5,127         $ 5,174
Work-in-process......................     5,926           7,687
Finished goods.......................     6,971           6,716
                                       --------         -------
                                        $18,024         $19,577
                                       ========         =======

3.   Comprehensive Income.  In June 1997, FASB issued Statement of Financial
     --------------------
Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This
Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. This Statement was adoptedby the Company in the quarter ended March 27, 1998.

    The Company had comprehensive income for the three and six month periods ended June 26, 1998 and June 25, 1999 as follows (amounts in thousands):

                                              Three Months Ended            Six Months Ended
                                            -----------------------   -------------------------
                                             June 26,     June 25,     June 26,        June 25,
                                               1998         1999         1998           1999
                                            ----------  -----------   -----------     ---------
Net income.................................   $10,337      $ 327        $11,837          $ 608
Other comprehensive income:
  Foreign currency translation loss........        --       (205)          (119)          (606)
                                            ---------   --------        -------       --------
Comprehensive income.......................   $10,337      $ 122        $11,718          $   2
                                            =========   ========        =======       ========


4.   Foreign Currency Translation.  Effective in the first quarter of 1999, the
     ----------------------------
Company commenced using the Mexican Peso as the functional currency of its Mexican operations since Mexico is no longer considered a highly inflationary economy.

5.   Income Taxes.  The Company became a C corporation upon consummation of the
     ------------
transaction discussed in Note 1. Accordingly, the Company has presented pro forma net income (loss) amounts to reflect a provision for income taxes at a combined effective rate of approximately 40%, after consideration of permanent differences between financial reporting and income tax amounts.

6.   Subsequent Event.  On July 22, 1999, the Company, through its indirect,
     ----------------
wholly-owned subsidiary Steamer Holding AB, a company organized under the laws of Sweden ("Steamer"), acquired a majority of the outstanding capital stock of Louis Gibeck AB, a company organized under the laws of Sweden ("LGAB") for an aggregate cash purchase price of approximately $44.0 million. In addition, on August 5, 1999, Steamer acquired additional shares of stock of LGAB from River Holding Corp., a Delaware corporation and the parent of Steamer and the Company. The Company intends that Steamer, through continuing purchases and a statutory freezeout and appraisal procedure under Swedish law, will acquire the remaining outstanding shares of LGAB as soon as practicable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As River Holding Corp. ("Holding") is a holding company with no operations, the following discussion relates to Hudson Respiratory Care Inc.'s (the "Company" or "Hudson RCI") consolidated historical results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q. The following discussion and analysis covers periods before completion of the Recapitalization, as described below.

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

Recent Developments

     On July 22, 1999, the Company, through its indirect, wholly-owned subsidiary Steamer Holding AB, a company organized under the laws of Sweden ("Steamer"), acquired a majority of the outstanding capital stock of Louis Gibeck AB, a company organized under the laws of Sweden ("LGAB"). Pursuant to a series of private purchases and a tender offer consummated pursuant to Swedish law, Steamer acquired 604,000 shares of Class A stock and 2,452,838 shares of Class B stock representing approximately 82.0% of the capital and 62.8% of the voting power of LGAB at a price of 115 Swedish krona (approximately $13.60 at the July 22 exchange rate) per share of Class A stock and Class B stock for an aggregate cash purchase price of approximately $44.0 million. In addition, on August 5, 1999, Steamer acquired an additional 483,750 shares of Class A stock of LGAB from Holding, which shares Holding acquired in a private transaction in exchange for 525,042 shares of common stock of Holding ("Holding Common Stock"). The exchange ratio for the Class A stock was the same as the effective price per share of the shares acquired in the tender offer. After giving effect to this exchange and the conversion of the Series A stock acquired by Steamer in the tender offer into Series B stock, Steamer holds approximately 95.1% of the capital and 97.7% of the voting power of LGAB. The Company intends that Steamer, through continuing purchases and a statutory freezeout and appraisal procedure under Swedish law, will acquire the remaining outstanding shares of LGAB as soon as practicable.

     The cash for the purchase price and certain related transaction costs was funded with (i) $22.0 million in gross proceeds from the sale of Holding Common Stock to the majority stockholder of Holding, (ii) a $22.0 million loan from the majority stockholder of Holding to Steamer's parent, HRC Holding Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and (iii) the funding of 50 million Swedish krona (approximately $5.9 million) pursuant to the terms of a loan facility agreement between Steamer and Svenska Handelsbanken AB.

     Founded in 1954, LGAB develops, manufactures and markets medical device products which humidify, heat and filter a patient's breathing gases during anesthesia and intensive care. LGAB is a market leader in the area "heat moisture exchange" ("HME") products, with an approximately 25% share of the world market. Following completion of the acquisition, the Company intends to continue LGAB's operations in substantially the same manner as conducted prior to the acquisition.

     In September 1998, the Company acquired certain assets of Gibeck, Inc., a subsidiary of LGAB, for approximately $3.35 million. Prior to the transaction, Gibeck, Inc. was engaged primarily in the business of manufacturing, marketing and selling disposable anesthesia supplies. In conjunction with that transaction, the Company became the exclusive North American distributor of LGAB's HME product line. In fiscal year 1997, Gibeck, Inc. reported net sales of approximately $12.3 million.

     The Company established a sales office located in Germany in the second quarter of 1999. It is anticipated that this operation will better equip the Company to more aggressively pursue the German market. The German operation had a negative impact on the Company's results of approximately $135,000 in the second quarter of 1999. It is anticipated that the Company's earnings will be negatively impacted for the first twelve months of operation.

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

     In connection with the Recapitalization and concurrently with the Preferred Stock Offering, Hudson RCI offered $115.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2008 (the "Subordinated Notes")(the "Subordinated Notes Offering," and together with the Preferred Stock Offering, the "Offerings").

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

                                                      Three Months Ended          Six Months Ended
                                                         (unaudited)                 (unaudited)
                                                   ----------------------      ----------------------
                                                     June 26,    June 25,        June 26,   June 25,
                                                       1998       1999            1998       1999
                                                   ----------------------      ---------------------
                                                        (in thousands)              (in thousands)
   ...............................................
Net sales.........................................   $ 22,432     $27,274       $ 46,697     $54,443
Cost of sales.....................................     12,116      15,178         25,142      30,053
                                                   ----------  ----------     ----------  ----------
 Gross profit.....................................     10,316      12,096         21,555      24,390
Selling expenses..................................      2,373       2,677          4,691       5,112
Distribution expenses.............................      1,249       1,372          2,698       3,081
General and administrative expenses...............      2,603       3,005          5,676       6,334
Research and development expenses.................        466         600            940       1,110
Provision for equity participation plan...........     61,965          --         63,939          --
Provision for retention payments..................      4,754          --          4,754          --
                                                   ----------  ----------     ----------  ----------
Total operating expenses..........................     73,410       7,654         82,698      15,637
                                                   ----------  ----------     ----------  ----------
Operating income (loss)...........................    (63,094)      4,442        (61,143)      8,753
                                                   ----------  ----------     ----------  ----------
Add back:  Provision for equity participation
 plan.............................................     61,965          --         63,939          --
Add back:  Provision for retention payments.......      4,754          --          4,754          --
                                                   ----------  ----------     ----------  ----------
Operating income before provision for equity
 participation plan and provision for retention
 payments.........................................   $  3,625     $ 4,442       $  7,550     $ 8,753
                                                   ==========  ==========     ==========  ==========



                                             Three Months Ended         Six Months Ended
                                                (unaudited)               (unaudited)

                                            June 26,  June 25,         June 26,     June 25,
                                              1998      1999             1998        1999
                                          ----------------------      ----------------------
Net sales.................................    100.0%   100.0%          100.0%       100.0%
Cost of sales.............................     54.0     55.7            53.8         55.2
                                             ------   ------          ------       ------
 Gross profit.............................     46.0     44.3            46.2         44.8
Selling expenses..........................     10.6      9.8            10.0          9.4
Distribution expenses.....................      5.6      5.0             5.8          5.7
General and administrative expenses.......     11.6     11.0            12.2         11.6
Research and development expenses.........      2.1      2.2             2.0          2.0
Provision for equity participation........    276.2       --           136.9           --
 plan
Provision for retention payments..........     21.2       --            10.2           --
Total operating expenses..................    327.3     28.0           177.1         28.7
                                             ------   ------          ------       ------
Operating income (loss)...................   (281.3)    16.3          (130.9)        16.1
                                             ------   ------          ------       ------
Add back:  Provision for equity...........    276.2       --           136.9           --
 participation plan
Add back:  Provision for retention
 payments.................................     21.2       --            10.2           --
                                             ------   ------          ------       ------
Operating income before provisions
 for equity participation plan and
 provision for retention payments.........     16.1%    16.3%           16.2%        16.1%
                                             ======   ======          ======       ======

Three Months Ended June 25, 1999 Compared to Three Months Ended June 26, 1998

     Net sales, reported net of accrued rebates, were $27.3 million in the second quarter of 1999 as compared to $22.4 million in the second quarter of 1998. This represents an increase of $4.8 million or 21.6%. Domestic hospital sales increased $2.6 million, primarily the result of sales of Gibeck products. Alternate site sales increased by $1.0 million or 26.0% as the Company continued to focus sales efforts in this growing market. Canadian sales were $0.7 million, an increase of $0.2 million or 32.3% from the second quarter of 1998, primarily the result of the addition of a new distributor as well as the award of the Medbuy GPO contract in the second quarter of 1998. House account sales increased by $0.2 million or 33.0% over the second quarter of 1998, primarily the result of the addition of several OEM relationships. International sales increased by $0.8 million or 23.9%, primarily the result of strong sales in Japan and Europe. International gains were partially offset by a decline in the Far East as a result of the economic crisis in that area.

     The Company's gross profit for the second quarter of 1999 was $12.1 million, an increase of $1.8 million or 17.3% over the second quarter of 1998. As a percentage of sales, gross profit was 44.3% and 46.0% for the second quarter of 1999 and 1998, respectively. The decline in the margin is primarily due to unfavorable mix variance caused by increased sales of lower margin products, such as the Gibeck line of anesthesia products.

     Selling expenses were $2.7 million for the second quarter of 1999, a $0.3 million increase over the second quarter of 1998. This increase was primarily due to the start-up of the German operation as well as increased salaries as a result of additions to the alternate site sales force. As a percentage of net sales, selling expenses were 9.8% in the second quarter of 1999 as compared to 10.6% in the second quarter of 1998.

     Distribution expenses were $1.4 million for the second quarter of 1999, an increase of $0.1 million or 9.8% over the second quarter of 1998. The majority of this increase is due to increased sales volumes over 1998, partially offset
by lower volumes of products shipped between warehouses.   As a percentage of
net sales, distribution expenses were 5.0% and 5.6% in the second quarter of 1999 and 1998, respectively.

     General and administrative expenses were $3.0 million in the second quarter of 1999, an increase of $0.4 million or 15.5% over the second quarter of 1998. This increase was primarily due to payments made to certain outside consultants during the second quarter of 1999.

     Research and development expenses were $0.6 million for the second quarter of 1999, an increase of $0.1 million over second quarter of 1998.

     The provision for equity participation plan consists of accrued expenses and payments made to executives under the EPP. The EPP was terminated upon consummation of the Recapitalization and replaced with an executive stock purchase plan. As a result, no expense was recorded in the second quarter of 1999.

     Interest expense was $4.0 million for the second quarter of 1999, as compared to $3.6 million in the second quarter of 1998. This increase was due to higher debt levels in the current quarter as a result of borrowings made under the Revolving Loan Facility.

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

Six Months Ended June 25, 1999 Compared to Six Months Ended June 26, 1998

     Net sales, reported net of accrued rebates, were $54.4 million in the first half of 1999 as compared to $46.7 million in the first half of 1998. This represents an increase of $7.7 million or 16.6%. Domestic hospital sales increased $4.4 million, primarily the result of sales of Gibeck products. Alternate site sales increased by $2.0 million or 25.2% as the Company continued to focus sales efforts in this growing market. Canadian sales were $1.3 million in the first half of 1999, an increase of $0.3 million or 30.5% from the first half of 1998, primarily the result of the addition of a new distributor as well as the award of the Medbuy GPO contract in the second quarter of 1998. House account sales increased by $.7 million or 44.8% over the first half of 1998, primarily the result of the addition of several OEM relationships.
International sales increased by $0.4 million or 4.4%, primarily the result of strong sales in Japan and Europe. International gains were partially offset by a decline in the Far East as a result of the economic crisis in that area.

     The Company's gross profit for the first half of 1999 was $24.4 million, an increase of $2.8 million or 13.2% over the first half of 1998. As a percentage of sales, the gross profit was 44.8% and 46.2% for the first half of 1999 and 1998, respectively. The decline in the margin is primarily due to unfavorable mix variance caused by increased sales of lower margin products, such as the Gibeck line of anesthesia products.

     Selling expenses were $5.1 million for the first half of 1999, a $0.4 million increase over the first half of 1998. This increase was primarily due to the start-up of the German operation as well as increased salaries as a result of additions to the alternate site sales force. As a percentage of net sales, selling expenses were 9.4% in the first half of 1999 as compared to 10.0% in the first half of 1998.

     Distribution expenses were $3.1 million for the first half of 1999, an increase of $0.4 million or 14.2% over the first half of 1998. The majority of this increase is due to increased sales volumes over 1998, partially offset by
lower volumes of products shipped between warehouses.   As a percentage of net
sales, distribution expenses were 5.7% and 5.8% in the first half of 1999 and 1998, respectively.

     General and administrative expenses were $6.3 million in the first half of 1999, an increase of $0.7 million or 11.4% over the first half of 1998. This increase was primarily due to payments made to certain outside consultants during the first half of 1999.

     Research and development expenses were $1.1 million for the second quarter of 1999, an increase of $0.2 million over second quarter of 1998. This increase was the result of additional personnel added during the first half of 1999.

     The provision for EPP was terminated upon consummation of the Recapitalization and replaced with an executive stock purchase plan. As a result, no expense was recorded in the second quarter of 1999. In the first quarter of 1999 certain payments totaling approximately $2.1 million were made to the EPP members and the former shareholder. These payments had been accrued in fiscal 1998 and therefore had no impact on earnings in fiscal 1999. It is not anticipated that any additional payments will be made under the plan.

     Interest expense was $7.8 million for the first half of 1999, as compared to $3.6 million in the first half of 1998. This increase was due to higher debt levels in the current quarter as a result of the recapitalization during the second quarter of 1998 as well as borrowings made under the Revolving Loan Facility.

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

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations and borrowing under its working capital facility. Cash provided by operations before EPP payments totaled $11.6 million in the six months ended June 26, 1998 and $4.6 million in the six months ended June 25, 1999. The Company had operating working capital, excluding cash and short-term debt, of $31.7 million at June 25, 1999. Inventories were $18.0 million and $19.6 million at December 25, 1998 and June 25, 1999, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $25.8 million and $20.6 million at December 25, 1998 and June 25, 1999, respectively. The Company offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase. The Company established a sales office in Germany in the second quarter of 1999. While this will have the effect of increasing the Company's investment in inventories, management believes it will also result in improved service to international customers as well as in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

     During the six months ended June 26, 1998, net cash used in investing activities was $1.6 million, primarily reflecting purchases of manufacturing equipment. During the six months ended June 25, 1999, net cash used in investing activities was $3.6 million, reflecting purchases of manufacturing equipment. The Company currently estimates that annual capital expenditures will be approximately $7.0 million in both 1999 and 2000, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     During the six months ended June 26, 1998, net cash provided by financing activities was $84.5 million, consisting primarily of borrowings under the bank credit facilities used to fund distributions made under the EPP. During the six months ended June 25, 1999, net cash used by financing was $86,000, reflecting additional deferred financing costs.

     The Company has outstanding $159.0 million of indebtedness, consisting of $115.0 million of Subordinated Notes issued in connection with the Recapitalization and borrowings of $44.0 million under the Credit Facility entered into in connection with the Recapitalization. The Credit Facility consists of a $40.0 million Term Loan Facility (all of which was funded in connection with the Recapitalization) and a $60.0 million Revolving Loan Facility. The Subordinated Notes bear interest at the rate of 9-1/8%, payable semiannually, and will require no principal repayments until maturity. The Term Loan Facility matures on April 7, 2004 and requires principal repayments of between $3.0 million and $11.5 million each year until maturity, commencing on June 30, 1999. The Revolving Loan Facility matures on April 7, 2004 and bears interest based on a spread over either a Eurodollar or base rate.

     In connection with the Recapitalization, the Company issued to Holding 300,000 shares of its 11-1/2% Senior PIK Preferred Stock due 2010 with an aggregate liquidation preference of $30.0 million (the "Mirror Preferred Stock"). Dividends are payable semi-annually in arrears on April 15 and October 15 each year. Dividends will be payable in cash, except on dividend payment dates occurring on or prior to April 15, 2003, for which the Company has the option to issue additional shares of preferred stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. The preferred stock will rank junior in right of payment to all obligations of the Company and its subsidiaries. The Company has elected to pay dividends on the Mirror Preferred Stock in kind, and expects to continue to do so until it is required to pay such dividends in cash.

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

     The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, for the accurate exchange of data and related information. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. The Company is in the process of implementing a program to assess and monitor the progress of these third parties in resolving Year 2000 issues, and to determine whether any Year 2000 issues encountered by a third party would pose a business risk to the Company. Towards this goal, the Company has contacted its key trading partners to assess its Year 2000 risk based upon the Year 2000 issues of its partners. The Company has completed this assessment, and has developed contingency plans for a substantial number of its key trading partners, including the establishment of back-up vendors and back-up plans for communications with its customers. The Company is also developing back-up plans for the procurement of power and water at its Mexico facilities. The Company expects to complete its contingency planning in the third quarter of 1999. The Company does not expect the cost of this program to be material.

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

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K (date of earliest event -- July 22, 1999) relating to LGAB transaction.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RIVER HOLDING CORP.,
                              a Delaware corporation


August 6, 1999                      By: /s/ Jay R. Ogram
                                        ----------------
                                        Jay R. Ogram
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)