Form 10-Q
period 1999-09-24
RIVER HOLDING CORP
filed 1999-11-08
CIK 1061892

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 24, 1999
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]  No [X]

     The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 8,544,291 on October 31, 1999.
================================================================================

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                       Quarter Ended September 24, 1999

                               TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated Financial Statements of River Holding Corp. (Unaudited):

                          Condensed Consolidated Balance Sheets as of December 25, 1998 and
                          September 24, 1999..........................................................................    1

                          Condensed Consolidated Statements of Operations for the Three
                          Months Ended September 25, 1998 and September 24, 1999, the Period
                          from April 7, 1998 (Inception) to September 25, 1998 and the
                          Nine Months Ended September 24, 1999........................................................    3

                          Condensed Consolidated Statements of Cash Flows for the Period
                          from April 7, 1999 (Inception) to September 25, 1998 and the Nine Months
                          Ended September 24, 1999....................................................................    4

                          Notes to Condensed Consolidated Financial Statements........................................    6

                    Condensed Consolidated Financial Statements of Hudson Respiratory
                    Care Inc. (Unaudited):

                          Condensed Consolidated Balance Sheets as of December 25, 1998 and
                          September 24, 1999..........................................................................   10

                          Condensed Consolidated Statements of Operations for the Three Months
                          and Nine Months Ended September 25, 1998 and September 24, 1999.............................   12

                          Condensed Consolidated Statements of Cash Flows for the Nine Months
                          Ended September 25, 1998 and September 24, 1999.............................................   13

                          Notes to Condensed Consolidated Financial Statements........................................   15

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.............................................................................   25

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................................   32

PART II.  OTHER INFORMATION

          Item 2.   Changes in Securities and Use of Proceeds.........................................................   32

          Item 6.   Exhibits and Reports on Form 8-K..................................................................   33

SIGNATURE.............................................................................................................   34

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                      ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                     ASSETS
                                     ------
                             (Amounts in Thousands)

                                                                            December 25,         September 24,
                                                                                1998                 1999
                                                                            ------------         -------------
                                                                                                  (unaudited)
CURRENT ASSETS:

   Cash..................................................................     $     507           $   8,448

   Accounts receivable, less allowance for doubtful accounts of $635 and $412 at December 25, 1998 and September 24, 1999,
   respectively..........................................................        25,829              25,689

   Inventories...........................................................        18,024              24,268

   Other current assets..................................................         1,049               1,964
                                                                              ---------           ---------
      Total current assets...............................................        45,409              60,369
                                                                              ---------           ---------

PROPERTY, PLANT AND EQUIPMENT, net.......................................        46,857              49,423
                                                                              ---------           ---------

OTHER ASSETS:

   Deferred tax asset....................................................         9,634              11,117

   Deferred financing costs, net.........................................        11,917              12,427

   Goodwill, net.........................................................       148,657             189,630

   Other assets..........................................................           235                 743
                                                                              ---------           ---------
                                                                                170,443             213,917
                                                                              ---------           ---------
                                                                              $ 262,709           $ 323,709
                                                                              =========           =========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                      ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                             (Amounts in Thousands)

                                                                                 December 25,      September 24,
                                                                                     1998              1999
                                                                                 ------------      ------------
                                                                                                    (unaudited)
CURRENT LIABILITIES:

  Notes payable to bank.......................................................    $   3,000        $   8,256
  Note payable to affiliate...................................................           --           22,000
  Accounts payable............................................................        6,324            2,991
  Accrued liabilities.........................................................        6,219           14,997
                                                                                  ---------        ---------
   Total current liabilities..................................................       15,543           48,244

SENIOR SUBORDINATED NOTES PAYABLE.............................................      115,000          115,000
NOTES PAYABLE TO BANK, net of current portion.................................       41,000           44,080
                                                                                  ---------        ---------
   Total liabilities..........................................................      171,543          208,533
                                                                                  ---------        ---------

MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par
  value:  Authorized--1,800 shares; issued and outstanding--318 and
  336 shares at December 25, 1998 and September 24, 1999; liquidation
  preference:  $33,625........................................................       30,802           32,625

  Accrued preferred stock dividend, payable in kind...........................          711            1,755
                                                                                  ---------        ---------
                                                                                     31,513           34,380
                                                                                  ---------        ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.01 par value:

    Authorized--15,000 shares, issued and
    outstanding--6,312 and 8,544 December 25, 1998
    and September 24, 1999, respectively......................................       63,125           91,748

  Cumulative translation adjustment...........................................           --             (364)

  Accumulated deficit.........................................................       (3,472)         (10,588)
                                                                                  ---------        ---------
                                                                                     59,653           80,796
                                                                                  ---------        ---------
                                                                                  $ 262,709        $ 323,709
                                                                                  =========        =========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                             (Amounts in Thousands)


                                                                          April 7,
                                                                           1998          Nine
                                                  Three Months Ended    (Inception)     Months
                                                ----------------------      to           Ended
                                                Sept. 25,    Sept. 24,   Sept. 25,      Sept. 24,
                                                  1998         1999        1998           1999
                                                --------     ---------  ----------     ---------
                                                     (unaudited)               (unaudited)
Net sales....................................   $ 22,130     $ 30,827    $ 44,562      $  85,270
Cost of sales................................     12,113       18,518      24,794         49,701
                                                --------     --------    --------      ---------
Gross profit.................................     10,017       12,309      19,768         35,569
                                                --------     --------    --------      ---------
OPERATING EXPENSES:

  Selling, distribution, general and
     administrative..........................      6,512        9,266      12,737         23,793
  Research and development...................        475          881         941          1,991
  Amortization of goodwill...................      1,190        1,270       2,380          3,810
                                                --------     --------    --------      ---------
                                                   8,177       11,417      16,058         29,594
                                                --------     --------    --------      ---------
Income from operations.......................      1,840          892       3,710          5,975
                                                --------     --------    --------      ---------

INTEREST EXPENSE.............................     (4,001)      (4,342)     (6,955)       (12,141)
                                                --------     --------    --------      ---------
Loss before benefit for income taxes.........     (2,161)      (3,450)     (3,245)        (6,166)
                                                --------     --------    --------      ---------
BENEFIT FOR INCOME TAXES (NOTE 4)............       (865)        (796)     (1,299)        (1,918)
                                                --------     --------    --------      ---------
Net loss.....................................     (1,296)      (2,654)     (1,946)        (4,248)

Preferred stock dividends....................        872          978       1,648          2,868
                                                --------     --------    --------      ---------
Net loss available to common shareholders....   $ (2,168)    $ (3,632)   $ (3,594)     $  (7,116)
                                                ========     ========    ========      =========

  The accompanying notes are an integral part of these condensed consolidated statements.

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                             (Amounts in Thousands)

                                                                               April 7, 1998
                                                                                (Inception)         Nine Months
                                                                                    to                Ended
                                                                               September 25,       September 24,
                                                                                   1998               1999
                                                                              --------------      --------------
                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.....................................................................   $   (1,946)        $   (4,248)
  Adjustments to reconcile net loss to net cash provided by operating activities--
       Depreciation and amortization.......................................        6,368             12,346
       Deferred tax benefit................................................           --             (1,452)
       Decrease (increase) in accounts receivable..........................         (222)             1,964
       Increase in inventories.............................................         (603)            (3,936)
       Increase (decrease) in other assets.................................          696               (508)
       Decrease in other current assets....................................         (507)              (213)
       Increase (decrease) in accounts payable.............................        2,282             (3,918)
       Decrease in other current liabilities...............................           --             (1,189)
       Increase in other non-current liabilities...........................           --                250
       Increase in accrued liabilities.....................................        4,882              5,695
                                                                              ----------          ---------
           Net cash provided by operating activities.......................       10,950              4,760
                                                                              ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment...............................       (2,429)            (6,876)
  Acquisition of Louis Gibeck AB stock, net of cash acquired of $8,208.....            --            (38,750)
  Acquisition of certain assets of Gibeck, Inc.............................       (3,352)                --
  Increase in intangible assets............................................         (271)                --
  Acquisition of Hudson Respiratory Care Inc., net of cash acquired of $734     (248,000)                --
                                                                              ----------          ---------
           Net cash used in investing activities...........................     (254,052)           (45,626)
                                                                              ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to bank.......................................       (2,000)            (9,000)
  Proceeds from borrowings on bank credit facilities.......................       40,000             14,171
  Additions to deferred financing costs....................................         (717)                --
  Borrowings on notes from affiliates......................................           --             22,000
  Proceeds from senior subordinated debt...................................      115,000                 --
  Sale of common and preferred stock, net of transaction costs.............       92,125             22,000
                                                                              ----------          ---------
            Net cash provided by financing activities......................      244,408             49,171
                                                                              ----------          ---------

Effect of exchange rate changes on cash....................................           --               (364)
                                                                              ----------          ---------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS............................        1,306              7,941

CASH AND SHORT-TERM INVESTMENTS, beginning of period.......................           --                507
                                                                              ----------          ---------

CASH AND SHORT-TERM INVESTMENTS, end of period.............................   $    1,306          $   8,448
                                                                              ==========          =========


                                                                              April 7, 1998
                                                                                (Inception)         Nine Months
                                                                                    to                Ended
                                                                               September 25,       September 24,
                                                                                   1998               1999
                                                                              --------------      --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest.................................................................      $   2,377          $  7,971
                                                                                  =========          ========
   Income taxes.............................................................      $   1,659          $    107
                                                                                  =========          ========

DETAILS OF ACQUISITIONS:
   Acquisition price........................................................      $ 252,086          $ 53,581
   Less: cash acquired......................................................           (734)           (8,208)
   Less: common stock issued for acquisitions...............................             --            (6,623)
                                                                                  ---------          --------
Net cash paid for acquisitions...............................................     $ 251,352          $ 38,750
                                                                                  =========          ========
NON-CASH FINANCING ACTIVITIES:
   Preferred dividends accrued or paid in kind..............................      $   1,648          $  2,868
                                                                                  =========          ========
   Common stock issued for acquisition......................................      $      --          $  6,623
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

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                  (unaudited)



  1.   Financial Statements.  The condensed consolidated financial statements
       --------------------
included herein have been prepared by River Holding Corp. ("Holding") and Hudson Respiratory Care Inc. (the "Company" or "Hudson RCI"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 24 1999, and the results of operations and cash flows for the three and nine month periods ended September 24, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although Holding believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the consolidated balance sheet of Holding as of December 25, 1998 and with the Company's 1998 audited financial statements and the notes thereto included in Holding's Form 10-K filed with the SEC. The results of operations for the periods presented are not necessarily indicative of the results to be achieved for a full year.

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

     (2) Issuance of 9-1/8% senior subordinated notes with a par value of $115.0 million, maturing in 2008;

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

     The Company has terminated the Equity Participation Plan. Additionally, the Company's sole shareholder, who owned the remaining 21% of Industrias Hudson, transferred this interest to the Company in consideration of one dollar. Because of the commonality of ownership, the 21% minority interest has been included in the financial statements for all periods presented.

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

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                  (unaudited)



            Assets:
              Current assets and other                              $  33,044

              Property, plant and equipment                            47,821
              Deferred tax asset                                        9,020
              Deferred financing costs                                 12,917
              Goodwill                                                152,442
                                                                    ---------
                                                                      255,244
            Less liabilities:
              Current liabilities                                       7,244
                                                                    ---------
            Total purchase price paid                               $ 248,000
                                                                    =========

     Goodwill is being amortized using a 30-year life.

     Holding has no operations apart from those conducted by Hudson RCI. The accompanying consolidated statements of operations include the results of Hudson RCI for the periods presented.

     The minority interest in the Company was initially recorded at zero and the Company's income for the periods presented has been solely allocated to Holding.

2.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):

                                           December 25,  September 24,
                                              1998            1999
                                          ------------  -------------
Raw materials..........................    $  5,127        $  4,662
Work-in-process........................       5,926           5,442
Finished goods.........................       6,971          14,164
                                           --------        --------
                                           $ 18,024        $ 24,268
                                           ========        ========

3.   Comprehensive Income.  In June 1997, FASB issued Statement of Financial
     --------------------
Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. This Statement is effective for fiscal years beginning after December 15, 1997 and was adopted by Holding.

     The Company had comprehensive loss for the three and nine month periods ended September 25, 1998 and September 24, 1999 as follows (amounts in thousands):

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                  (unaudited)


                                             Three Months Ended         Nine Months Ended
                                           ----------------------      -----------------------
                                           Sept. 25,    Sept. 24,      Sept. 25,     Sept. 24,
                                              1998         1999           1998         1999
                                           ---------    ---------      ---------     ---------
Net loss................................   $ (1,296)    $ (2,654)      $ (1,946)     $ (4,248)

Other comprehensive income:

Foreign currency translation loss.......         --         (220)            --          (364)
                                           --------     --------       --------      --------
Comprehensive loss......................   $ (1,296)    $ (2,874)      $ (1,946)     $ (4,612)
                                           ========     ========       ========      ========

4.   Income Taxes.  Holding is a C corporation and the Company became a C
     ------------
corporation upon consummation of the Recapitalization discussed in Note 1. The deferred tax asset results from different tax bases for financial reporting and income tax purposes, primarily arising from the Recapitalization.

     The effective income tax rate at 40% for the three and nine month periods ended September 24, 1999 approximates the effective combined federal and state statutory rates.

5.   Acquisition of Louis Gibeck AB.  On July 22, 1999, the Company acquired
     ------------------------------
substantially all of the outstanding capital stock of Louis Gibeck AB ("LGAB") and subsidiaries, a Swedish company engaged in the same business as the Company. The purchase price was approximately $53.6 million, which included cash consideration of approximately $45.5 million (including approximately $8.2 million of cash acquired), a non-cash contribution of shares of Holding Common Stock of $6.6 million and transaction expenses of approximately $1.5 million.

     The acquisition was funded with (i) a $22.0 million common stock sale to Holding's existing majority shareholder, (ii) a $22.0 million, 12% per annum unsecured note payable to an affiliate of the Company's existing majority shareholder due August 1, 2000 and (iii) a $5.9 million unsecured bank loan bearing interest at the bank's reference rate plus 1/4% per annum due July 30, 2006.

     The acquisition of LGAB was accounted for as a purchase and the purchase price was preliminarily allocated based upon management's estimate of the assets acquired and liabilities assumed as follows (unaudited, amounts in thousands):

       Cash........................................  $  8,208
       Accounts receivable.........................     1,823
       Inventories.................................     5,161
       Fixed assets................................     1,206
       Current liabilities.........................    (4,856)
       Non-current liabilities.....................    (4,123)
       Other assets/liabilities....................     1,378
       Goodwill....................................    44,784
                                                     --------
        Total purchase price.......................  $ 53,581
                                                     ========

     The Company is evaluating the status of certain in-process research and development projects that were acquired with the purchase of LGAB. Accordingly, a portion of the purchase price may be allocated to in-process

                     RIVER HOLDING CORP. AND SUBSIDIARIES
                     ------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                  (unaudited)

research and development when the Company has completed this analysis. The Company is also evaluating other estimates made in conjunction with the purchase price allocation, which may change in the near term.

     Had this acquisition and the acquisition of certain assets of Gibeck, Inc. occurred at the beginning of the current and prior fiscal years, the unaudited pro forma net sales, net loss before extraordinary item and net income
(loss) would be as follows (in thousands):

                                                                     Nine Months Ended
                                                                 -------------------------
                                                                 Sept. 25,       Sept. 24,
                                                                   1998            1999
                                                                 --------        ---------
               Net sales....................................     $ 67,801        $ 93,873
                                                                 ========        ========
               Net loss before extraordinary items..........     $ (6,256)       $ (3,174)
                                                                 ========        ========
               Net loss.....................................     $ (6,256)       $ (3,174)
                                                                 ========        ========




6.   Subsequent Event--Acquisition of Product Line. On September 30, 1999, the
     ---------------------------------------------
Company entered into a definitive agreement to acquire certain assets of Tyco Healthcare Group LP ("Tyco") including Tyco's incentive breathing exerciser and pulmonary function monitor product lines, for a cash purchase price of approximately $23.8 million. The Tyco acquisition will be funded principally with proceeds from the Company's $60.0 million revolving line of credit. Management expects that the acquisition will be accounted for as purchase and that the majority of the purchase price will be allocated to goodwill.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                     ASSETS
                                     ------

                             (Amounts in Thousands)

                                                                December 25            September 24
                                                                   1998                    1999
                                                                -----------            ------------
                                                                                       (unaudited)
CURRENT ASSETS:
Cash.......................................................        $    507              $  8,448
Accounts receivable, less allowance for doubtful accounts
  of $635 and $412 at December 25, 1998 and September 24,
  1999, respectively.......................................          25,829                25,689
Inventories...............................................           18,024                24,268
Other current assets......................................              716                 1,630
                                                                   --------              --------
   Total current assets...................................           45,076                60,035
                                                                   --------              --------
PROPERTY, PLANT AND EQUIPMENT, net........................           32,732                36,993
                                                                   --------              --------
OTHER ASSETS:
Deferred tax asset........................................           70,329                69,609
Deferred financing costs, net.............................           11,917                11,651
Intangible assets, net....................................            4,955                50,514
Other assets..............................................              312                   821
                                                                   --------              --------
   Total other assets.....................................           87,513               132,595
                                                                   --------              --------
                                                                   $165,321              $229,623
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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                            (Amounts in Thousands)

                                                                     December 25,         September 24,
                                                                        1998                 1999
                                                                    -------------        --------------
                                                                                           (unaudited)
CURRENT LIABILITIES:
  Notes payable to banks...................................         $   3,000              $   8,256
  Accounts payable........................................              6,324                  2,991
  Note payable to affiliate................................                --                 22,000
  Accrued liabilities......................................             6,219                 14,997
   Total current liabilities...............................            15,543                 48,244

SENIOR SUBORDINATED NOTES PAYABLE..........................           115,000                115,000
NOTES PAYABLE TO BANKS, net of current portion.............            41,000                 44,079
Other non-current liabilities..............................                --                  1,210
                                                                    ---------              ---------
     Total liabilities.....................................           171,543                208,533
                                                                    ---------              ---------

MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value:
 Authorized--1,800 shares; issued and outstanding--318 and
 336 shares at December 25, 1998 and September 24, 1999;
 liquidation preference:  $33,625..........................            30,802                 32,625
 Accrued preferred stock dividend, payable in kind.........               711                  1,755
                                                                    ---------              ---------
                                                                       31,513                 34,380
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.01 par value:
   Authorized--15,000 shares, issued and
   outstanding--7,812 and 10,044 at December 25, 1998
   and September 24, 1999, respectively....................            63,535                 92,158
 Cumulative translation adjustment.........................              (464)                  (828)
 Accumulated deficit.......................................          (100,806)              (104,620)
                                                                    ---------              ---------
                                                                      (37,735)               (13,290)
                                                                    ---------              ---------
                                                                    $ 165,321              $ 229,623
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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                             (Amounts in Thousands)

                                                              Three Months Ended                 Nine Months Ended
                                                         ---------------------------      ----------------------------
                                                                                            Sept. 25,
                                                                                              1998
                                                         Sept. 25,         Sept. 24,      (as restated,      Sept. 24,
                                                            1998             1999          see Note 6)          1999
                                                         ---------         --------       ------------       ---------
                                                                  (unaudited)                        (unaudited)
NET SALES

COST OF SALES.........................................    $ 22,130         $ 30,827         $  68,828        $  85,270

  Gross Profit........................................      11,548           17,953            36,691           48,006
                                                          --------         --------         ---------        ---------
                                                            10,582           12,874            32,137           37,264
OPERATING EXPENSES:

  Selling, distribution, general and administrative....      6,512            9,266            19,657           23,793

  Research and development............................         475              882             1,415            1,993
                                                          --------         --------         ---------        ---------
                                                             6,987           10,148            21,072           25,786
                                                          --------         --------         ---------        ---------

PROVISION FOR EQUITY PARTICIPATION PLAN...............          --               --            63,939               --

PROVISION FOR RETENTION PAYMENTS......................          --               --             4,754               --
                                                          --------         --------         ---------        ---------
  Income (loss) from operations.......................       3,595            2,726           (57,628)          11,478
                                                          --------         --------         ---------        ---------

INTEREST EXPENSE......................................      (4,001)          (4,342)           (7,791)         (12,140)
                                                          --------         --------         ---------        ---------
  Loss before (benefit) provision for income taxes....        (406)          (1,616)          (65,419)            (662)

(BENEFIT) PROVISION FOR INCOME TAXES (Note 5).........        (163)             (62)           (1,386)             284
                                                          --------         --------         ---------        ---------
  Loss before extraordinary item......................        (243)          (1,554)          (65,343)            (946)

EXTRAORDINARY ITEM--loss on extinguishment of debt....          --               --               104               --
                                                          --------         --------         ---------        ---------
  Net loss............................................        (243)          (1,554)          (65,447)            (946)
Preferred stock dividends.............................         872              978             1,648            2,868
                                                          --------         --------         ---------        ---------
Net loss available to common shareholders.............    $ (1,115)        $ (2,532)        $ (67,095)       $  (3,814)
                                                          ========         ========         =========        =========
Pro forma net loss available to common shareholders
 assuming C corporation status for income tax
 purposes (Note 5)....................................    $ (1,115)        $ (2,532)        $ (41,000)       $  (3,814)
                                                          ========         ========         =========        =========


  The accompanying notes are an integral part of these condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                             (Amounts in Thousands)

                                                                                                  Nine Months Ended
                                                                                         --------------------------------
                                                                                          Sept. 25,             Sept. 24,
                                                                                            1998                  1999
                                                                                         ---------             ----------
                                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.......................................................................          $ (65,447)           $   (946)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities--
    Depreciation and amortization...............................................              4,869               5,817
    Write-off of deferred financing fees........................................                104                  --
    Amortization of deferred financing costs....................................                 --               1,024
    Gain on disposal of equipment...............................................                (28)                 --
    Deferred taxes..............................................................             (3,345)                720
    Increase in equity participation plan (EPP).................................             63,939                  --
    Decrease in accounts receivable.............................................              2,319               1,964
    Decrease (increase) in inventories..........................................                 72              (3,936)
    Decrease (increase) in other current assets.................................                250                (213)
    (Increase) decrease in other assets.........................................                215                (508)
    Increase (decrease) in accounts payable.....................................              1,522              (3,918)
    Increase in accrued liabilities.............................................              7,057               5,695
    Decrease in other current liabilities.......................................                 --              (1,189)
    Increase in other non-current liabilities...................................                 --                 250
    Payments of EPP liabilities.................................................            (89,642)                 --
                                                                                          ---------            --------
 Net cash provided by (used in) operating activities............................            (78,115)              4,760
                                                                                          ---------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.....................................             (2,730)             (6,876)
 Acquisition of certain assets of Gibeck, Inc...................................             (3,352)                 --
 Acquisition of Louis Gibeck AB stock, net of cash acquired of $8,208...........                 --             (38,750)
                                                                                          ---------            --------
   Net cash used in investing activities........................................             (6,082)            (45,626)
                                                                                          ---------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to bank.............................................            (43,250)             (9,000)
 Proceeds from bank borrowings..................................................             61,000              14,171
 Additions to deferred financing costs..........................................            (12,563)                 --
 Redemption of stockholder interest.............................................           (127,624)                 --
 Proceeds from senior subordinated debt.........................................            115,000                  --
 Proceeds from note payable to affiliate........................................                 --              22,000
 Sale of common and preferred stock, net of transaction costs...................             92,125              22,000
                                                                                          ---------            --------
      Net cash provided by financing activities.................................             84,688              49,171
                                                                                          ---------            --------
Effect of exchange rate changes on cash.........................................                345                (364)
                                                                                          ---------            --------
NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS.................................                836               7,941

CASH AND SHORT-TERM INVESTMENTS, beginning of period............................                470                 507
                                                                                          ---------            --------
CASH AND SHORT-TERM INVESTMENTS, end of period..................................          $   1,306            $  8,448
                                                                                          =========            ========

                                                                                                Nine Months Ended
                                                                                            --------------------------
                                                                                            Sept. 25,        Sept. 24,
                                                                                              1998             1999
                                                                                            ---------        ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for:
   Interest.....................................................................            $ 2,377          $  7,971
                                                                                            =======          ========
   Income taxes.................................................................            $ 1,659          $    107
                                                                                            =======          ========
DETAILS OF ACQUISITIONS:
 Acquisition price..............................................................            $ 3,352          $ 53,581
 Less: cash acquired............................................................                 --            (8,208)
 Less: common stock issued for acquisitions.....................................                 --            (6,623)
                                                                                            -------          --------
 Net cash paid for acquisitions.................................................            $ 3,352          $ 38,750
                                                                                            =======          ========
NON-CASH FINANCING ACTIVITIES:

 Preferred dividends accrued or paid in kind....................................            $ 1,648          $  2,868
                                                                                            =======          ========
 Common stock issued for acquisition............................................            $    --          $  6,623
                                                                                            =======          ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                  (unaudited)


1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by Hudson Respiratory Care Inc. (the "Company" or "Hudson RCI") without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 24, 1999, and the results of operations and cash flows for the three and nine month periods ended September 25, 1998 and September 24, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 1998 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and nine month periods ended September 25, 1998 and September 24, 1999 are not necessarily indicative of the results to be achieved for a full year.

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

     (2) Issuance of 9-1/8% senior subordinated notes with a par value of $115.0 million, maturing in 2008;

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

     The Company has terminated the Equity Participation Plan. Additionally, the Company's sole shareholder, who owned the remaining 21% of Industrias Hudson, transferred this interest to the Company in consideration of one dollar. Because of the commonality of ownership, the 21% minority interest has been included in the financial statements for all periods presented.

     The Company effected a 245:1 stock split concurrent with the Recapitalization. The stock split has been reflected in the stock amounts shown herein.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ----------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                 (unaudited)


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

2.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):

                                                                 December 25,               September 24,
                                                                     1998                       1999
                                                                 ------------              -------------
Raw materials................................................        $ 5,127                  $ 4,662
Work-in-process..............................................          5,926                    5,442
Finished goods...............................................          6,971                   14,164
                                                                     -------                  -------
                                                                     $18,024                  $24,268
                                                                     =======                  =======

3.   Comprehensive Income.  In June 1997, FASB issued Statement of Financial
     --------------------
Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. This Statement was adopted by the Company in the quarter ended March 27, 1998.

     The Company had comprehensive loss for the three and nine month periods ended September 25, 1998 and September 24, 1999 as follows (amounts in thousands):


                                                            Three Months Ended                  Nine Months Ended
                                                      -----------------------------        ----------------------------
                                                      Sept. 25,            Sept. 24,         Sept. 25,       Sept. 24,
                                                        1998                1999                1998           1999
                                                    -----------          ----------         ----------      ----------
Net loss.........................................         $(243)          $(1,554)             $(65,447)       $  (946)
Other comprehensive income (loss):
     Foreign currency translation loss...........           --               (220)                  (21)          (364)
                                                         ------           -------              --------        -------
Comprehensive loss...............................         $(243)          $(1,774)             $(65,468)       $(1,310)
                                                         ======           =======              ========        =======


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

6.   Restatement.  The effect of the conversion of the Company to a C
     -----------
corporation in connection with the Recapitalization of approximately $77.1 million was previously reflected in operations during the quarter ended June 26, 1998. This amount should have been reflected as a direct credit to retained earnings during the period. This restatement had no impact on ending retained earnings for the periods presented. The impact of this restatement on the accompanying financial statements is as follows:

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                  (unaudited)

                                                                 Nine Months Ended September 25, 1998
                                                        ----------------------------------------------------
                                                           As
                                                        Originally                                     As
                                                        Reported              Adjustments           Related
                                                        ----------            -----------          ---------

         Net loss before (benefit) provision for
          income taxes..............................    $(65,419)              $     --              $(65,419)
                                                        =========              =========             =========
         Net income (loss) before extraordinary
          item......................................    $ 11,721               $(77,064)             $(65,343)
                                                        =========              =========             =========
         Net income (loss)..........................    $ 11,617               $(77,064)             $(65,447)
                                                        =========              =========             =========

7.   Acquisition of Louis Gibeck AB.  On July 22, 1999, the Company acquired
     ------------------------------
substantially all of the outstanding capital stock of Louis Gibeck AB ("LGAB") and subsidiaries, a Swedish company engaged in the same business as the Company. The purchase price was approximately $53.6 million, which included cash consideration of approximately $45.5 million (including approximately $8.2 million of cash acquired), a non-cash contribution of shares of Common Stock of River Holding Corp., a Delaware corporation and the Company's parent, of $6.6 million and transaction expenses of approximately $1.5 million.

     The acquisition was funded with (i) a $22.0 million common stock sale to the Company's existing majority shareholder, (ii) a $22.0 million, 12% per annum unsecured note payable to an affiliate of the Company's existing majority shareholder due August 1, 2000 and (iii) a $5.9 million unsecured bank loan bearing interest at the bank's reference rate plus 3% per annum due July 30, 2006.

     The acquisition of LGAB was accounted for as a purchase and the purchase price was preliminarily allocated based upon management's estimate of the assets acquired and liabilities assumed as follows (unaudited, amounts in thousands):

         Cash.....................................................    $ 8,208
         Accounts receivable......................................      1,823
         Inventories..............................................      5,161
         Fixed assets.............................................      1,206
         Current liabilities......................................     (4,856)
         Non-current liabilities...................................    (4,123)
         Other assets/liabilities..................................     1,378
         Goodwill...................................................   44,784
                                                                       ------
          Total purchase price....................................... $53,581
                                                                       ======

     The Company is evaluating the status of certain research and development projects that were acquired with the purchase of LGAB. Accordingly, a portion of the purchase price may be allocated to research and development when the Company has completed this analysis. The Company is also evaluating other estimates made in conjunction with the purchase price allocation, which may change in the near term.

     Had this acquisition and the acquisition of certain assets of Gibeck, Inc. occurred at the beginning of the current and prior fiscal years, the unaudited pro forma net sales, net loss before extraordinary item and net loss would be as follows (in thousands):

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ----------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                 (unaudited)

                                                              Nine Months Ended
                                                         --------------------------
                                                          Sept. 25,       Sept. 24,
                                                            1998            1999
                                                         ---------        ---------
          Net sales...................................   $  92,067        $ 93,873
                                                         =========        ========
          Net loss before extraordinary item..........   $ (71,115)       $ (2,073)
                                                         =========        ========
          Net loss....................................   $ (71,219)       $ (2,073)
                                                         =========        ========

8.   Subsidiaries Guaranteeing Debt and Segment Data. The Company is the 100%
     -----------------------------------------------
owner of certain subsidiaries which do not guarantee the Company's senior subordinated notes and certain bank debt. The non-guarantor subsidiaries consist principally of the assets, liabilities and operations of LGAB and subsidiaries. The following tables disclose required consolidating financial information for guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                 (unaudited)

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                             As of September 24, 1999
                                                   ---------------------------------------------------------------------------------
                                                      Guarantor              Non-Guarantor          Adjustments            Total
                                                   --------------           ---------------        -------------          ------
CURRENT ASSETS:
 Cash and short term investments...................  $    --                  $ 10,067                $ (1,619)           $  8,448
 Accounts receivable...............................    23,124                    2,565                     --               25,689
 Inventories.......................................    20,496                    3,772                     --               24,268
 Other current assets..............................       642                    4,655                  (3,667)              1,630
                                                     --------                 --------                --------            --------
   Total current assets............................    44,262                   21,059                  (5,286)             60,035
                                                     --------                 --------                --------            --------

PROPERTY, PLANT
 AND EQUIPMENT, NET................................    35,886                    1,107                     --               36,993
                                                     --------                 --------                --------            --------
OTHER ASSETS:
 Deferred tax asset................................    69,525                       84                     --               69,609
 Deferred financing costs, net.....................    11,101                      550                     --               11,651
 Intangible assets, net............................     4,122                   42,708                   3,684              50,514
 Investment in non-guarantor subsidiaries..........    28,978                      --                  (28,978)                --
 Other assets......................................       554                      642                    (375)                821
                                                     --------                 --------                --------            --------
   Total other assets..............................   114,280                   43,984                 (25,669)            132,595
                                                     --------                 --------                --------            --------
                                                     $194,428                 $ 66,150                $(30,955)           $229,623
                                                     ========                 ========                ========            ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ----------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                 (unaudited)

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                             As of September 24, 1999
                                                   ---------------------------------------------------------------------------------
                                                      Guarantor              Non-Guarantor          Adjustments            Total
                                                   --------------           ---------------        -------------          ------
CURRENT LIABILITIES:
 Notes payable to bank.............................     4,000                    4,256                     --                8,256
 Accounts payable..................................     3,980                      630                  (1,619)              2,991
 Note payable to affiliate.........................       --                    22,000                     --               22,000
 Accrued liabilities...............................    10,255                    4,940                    (198)             14,997
                                                     --------                 --------                --------            --------
   Total current liabilities.......................    18,235                   31,826                  (1,817)             48,244
                                                     --------                 --------                --------            --------

OTHER LIABILITIES:
 Notes payable to bank, net of current portion.....    38,000                    6,185                    (106)             44,079
 Senior subordinated notes.........................   115,000                      --                      --              115,000
 Other.............................................       --                     1,209                       1               1,210
                                                     --------                 --------                --------            --------
    Total liabilities........................         171,235                   39,220                    (105)            208,533
                                                     --------                 --------                --------            --------
Manditorily redeemable preferred stock.............    34,380                      --                      --               34,380
                                                     --------                 --------                --------            --------

STOCKHOLDERS' EQUITY (DEFICIT).....................   (11,187)                  26,930                 (29,033)            (13,290)
                                                     --------                 --------                --------            --------
                                                     $194,428                 $ 66,150                $(30,955)           $229,623
                                                     ========                 ========                ========            ========



                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ----------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                 (unaudited)

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                           Three Months Ended September 24, 1999
                                                             ---------------------------------------------------------------------
                                                                                      Non-
                                                               Guarantor            Guarantor        Adjustments (a)        Total
                                                             -----------           -----------      ----------------      --------
NET SALES.........................................            $ 28,145              $  3,469            $ (787)           $ 30,827
COST OF SALES.....................................              15,759                 2,355              (161)             17,953
                                                              --------              --------            ------            --------
   Gross Profit...................................              12,386                 1,114              (626              12,874

OPERATING EXPENSES:

   Selling, distribution, general and administrative             7,216                 2,050                 -               9,266

   Research and development.......................                 557                   325                 -                 882
                                                              --------              --------            ------            --------
                                                                 7,773                 2,375                 -              10,148
                                                              --------              --------            ------            --------
   Income (loss) from operations..................               4,613                (1,261)             (626)              2,726
                                                              --------              --------            ------            --------
OTHER INCOME AND (EXPENSES):

   Interest expense...............................              (3,884)                 (466)                -              (4,350)

   Other, net.....................................                   8                     -                 -                   8
                                                              --------              --------            ------            --------
                                                                (3,876)                 (466)                -              (4,342)
                                                              --------              --------            ------            --------
   Income (loss) before provision (benefit) for
    income taxes..................................                 737                (1,727)             (626)             (1,616)

PROVISION (BENEFIT) FOR INCOME TAXES..............                 188                  (250)                -                 (62)
                                                              --------              --------            ------            --------
NET INCOME (LOSS).................................            $    549              $ (1,477)           $ (626)           $ (1,554)
                                                              ========              ========            ======            ========

Depreciation and amortization.....................            $  1,534
                                                              ========

EBITDA before EPP and bonuses.....................            $  6,147
                                                              ========

(a) Represents elimination of sales of products from LG-AB to the Company which have not been resold by the Company, i.e., inter-company profit.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                  (unaudited)

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                             Nine Months Ended September 24, 1999
                                                           ------------------------------------------------------------------
                                                                                      Non-
                                                            Guarantor              Guarantor     Adjustments (a)        Total
                                                          -----------            -----------   -----------------     --------
NET SALES.......................................            $ 82,588               $  3,469       $ (787)            $ 85,270

COST OF SALES...................................              45,812                  2,355         (161)              48,006
                                                            --------              ---------       ------             --------
   Gross Profit.................................              36,776                  1,114         (626)              37,264

OPERATING EXPENSES:

   Selling, distribution, general and administrative          21,743                  2,050            -               23,793

   Research and development.....................               1,668                    325            -                1,993
                                                            --------              ---------       ------             --------
                                                              23,411                  2,375            -               25,786
                                                            --------              ---------       ------             --------
   Income (loss) from operations................              13,365                  1,261         (626)              11,478
                                                            --------              ---------       ------             --------

OTHER INCOME AND (EXPENSES):

   Interest expense.............................             (11,727)                  (383)           -              (12,110)

   Other, net...................................                  53                    (83)           -                  (30)
                                                            --------              ---------       ------             --------
                                                             (11,674)                  (466)           -              (12,140)
                                                            --------              ---------       ------             --------
   Income (loss) before provision (benefit) for                1,691                 (1,727)        (626)                (662)
     income taxes...............................

PROVISION (BENEFIT) FOR INCOME TAXES............                 533                   (250)           -                  284
                                                            --------              ---------       ------             --------
NET INCOME (LOSS)...............................            $  1,157              $  (1,477)      $ (626)            $   (946)
                                                            ========              =========      =======             ========

Depreciation and amortization...................            $  4,670
                                                            ========

EBITDA before EPP and bonuses...................            $ 18,035
                                                            ========

(a) Represents elimination of sales of products from LGAB to the Company which have not been resold by the Company, i.e., intercompany profit.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                 (unaudited)

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended September 24, 1999
                                                    ----------------------------------------
                                                                         Non-
                                                     Guarantor        Guarantor     Total
                                                    -----------      ----------     --------
Net cash provided by (used in) operating
 activities......................................   $    8,733        $  (3,973)     $  4,760

Net cash used in investing activities............      (28,876)         (16,750)      (45,626)

Net cash provided by financing activities........       20,000           29,171        49,171

Effect of exchange rate changes on cash..........         (364)             --           (364)

NET INCREASE IN CASH AND SHORT-TERM
 INVESTMENTS.....................................         (507)           8,448         7,941

CASH AND SHORT-TERM INVESTMENTS,
 beginning of period.............................          507              --            507
                                                    ----------        ---------      --------

CASH AND SHORT-TERM INVESTMENTS,
 end of period...................................   $      --         $   8,448      $  8,448
                                                    ==========        =========      ========


As discussed above, the non-guarantor subsidiaries consist principally of subsidiaries of LGAB and subsidiaries (whose operations are principally international) the Company operates in two segments: North American operations and international operations. The financial data of the two segments closely approximates the guarantor/non-guarantor information set forth above and, accordingly, separate segment data is not provided.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                 (unaudited)


9.   Subsequent Event--Acquisition of Product Line.  On September 30, 1999, the
     ---------------------------------------------
Company entered into a definitive agreement to acquire certain assets of Tyco Healthcare Group LP ("Tyco"), including Tyco's incentive breathing exerciser and pulmonary function monitor product lines, for a cash purchase price of approximately $23.8 million. The Tyco acquisition will be funded principally with proceeds from the Company's $60.0 million revolving line of credit. Management expects that the acquisition will be accounted for as purchase and that the majority of the purchase price will be allocated to goodwill.

10.  Subsequent Event--Principal Payment on Note Payable.  In October 1999, the
     ---------------------------------------------------
Company paid $4.2 million in principal on a note payable to an affiliate.

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

Recent Developments

     On September 30, 1999, the Company entered into a definitive agreement to acquire certain assets of Tyco Healthcare Group LP ("Tyco"), including Tyco's incentive breathing exerciser and pulmonary function monitor product lines, for a cash purchase price of approximately $23.8 million. The Tyco acquisition will be funded principally with proceeds from the Company's $60.0 million revolving line of credit.

     On July 22, 1999, the Company, through its indirect, wholly-owned subsidiary Steamer Holding AB, a company organized under the laws of Sweden ("Steamer"), acquired a majority of the outstanding capital stock of Louis Gibeck AB, a company organized under the laws of Sweden ("LGAB"). Pursuant to a series of private purchases and a tender offer consummated pursuant to Swedish law, Steamer acquired 604,000 shares of Class A stock and 2,452,838 shares of Class B stock representing approximately 82.0% of the capital and 62.8% of the voting power of LGAB at a price of 115 Swedish krona (approximately $13.60 at the July 22 exchange rate) per share of Class A stock and Class B stock for an aggregate cash purchase price of approximately $45.5 million. In addition, on August 4, 1999, Steamer acquired an additional 483,750 shares of Class A stock of LGAB from Holding, which shares Holding acquired in a private transaction in exchange for 525,042 shares of common stock of Holding ("Holding Common Stock"). The exchange ratio for the Class A stock was the same as the effective price per share of the shares acquired in the tender offer. After giving effect to this exchange and the conversion of the Series A stock acquired by Steamer in the tender offer into Series B stock, Steamer holds approximately 99.0% of the capital and 100.0% of the voting power of LGAB. The Company intends that Steamer, through continuing purchases and a statutory freezeout and appraisal procedure under Swedish law, will acquire the remaining outstanding shares of LGAB as soon as practicable.

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

     The Company established a sales office located in Germany in the second quarter of 1999. It is anticipated that this operation will better equip the Company to more aggressively pursue the German market. The German operation had a negative impact on the Company's results of approximately $400,000 in the second and third quarters of 1999. It is anticipated that the Company's earnings will be negatively impacted for the first twelve months of operation.

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

     The Holding Equity Investment was comprised of $63.0 million of common equity (the 'Common Stock Investment") and $30.0 million of preferred equity (the "Preferred Stock Investment"). The Common Stock Investment was funded with a $55.0 million investment by affiliates of Freeman Spogli & Co. Incorporated ("FS&Co."), and an $8.0 million investment by management of Hudson RCI. The Preferred Stock Investment was funded with proceeds from the sale of 112% Senior Exchangeable PIK Preferred Stock due 2010 (the "Holding Preferred Stock") with an aggregate liquidation preference of $30.0 million offered by Holding (the "Preferred Stock Offering"). Immediately following consummation of the Recapitalization, FS&Co. beneficially owned approximately 87.3% of the outstanding common stock of Holding and management owned the remaining 12.7%.

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


                                                        Three Months Ended             Nine Months Ended
                                                           (unaudited)                    (unaudited)
                                                  ----------------------------      ----------------------------
                                                    Sept. 25,        Sept. 24,        Sept. 25,       Sept. 24,
                                                      1998             1999             1998            1999
                                                  -----------     ------------      -----------      -----------
                                                         (in thousands)                    (in thousands)
Net sales                                             $22,130          $30,827          $68,828           $85,270
Cost of sales...................................       11,548           17,953           36,691            48,006
                                                      -------          -------          -------           -------
    Gross profit................................       10,582           12,874           32,137            37,264
                                                      -------          -------          -------           -------
Selling expenses................................        2,489            3,296            7,180             8,408
Distribution expenses...........................        1,251            1,946            3,949             5,027
General and administrative expenses.............        2,772            4,024            8,528            10,358
Research and development expenses...............          475              882            1,415             1,993
Provision for equity participation plan.........          --               --            63,939               --
Provision for retention payments................          --               --             4,754               --
                                                      -------          -------          -------           -------
Total operating expenses........................        6,987           10,148           89,765            25,786
                                                      -------          -------          -------           -------
Operating income (loss).........................        3,595            2,726          (57,628)           11,478
                                                      -------          -------          -------           -------
Add back:  Provision for equity participation
  plan..........................................          --               --            63,939               --
Add back:  Provision for retention payments.....          --               --             4,754               --
                                                      -------          -------          -------           -------
Operating income before provision for equity
  participation plan and provision for
  retention payments............................      $ 3,595          $ 2,726         $ 11,065           $11,478
                                                      =======          =======          =======           =======






                                                          Three Months Ended                            Nine Months Ended
                                                             (unaudited)                                   (unaudited)
                                              ----------------------------------------     ---------------------------------------
                                                  Sept 25,                 Sept 24,                Sept. 25,          Sept 24,
                                                    1998                    1999                    1998               1999
                                              ------------------   -------------------     -----------------    ------------------
Net sales.........................................  100.0%                  100.0%                  100.0%             100.0%
Cost of sales.....................................   52.2                    58.2                    53.3               56.3
                                                    -----                   -----                   -----              -----
 Gross profit.....................................   47.8                    41.8                    46.7               43.7

Selling expenses..................................   11.2                    10.7                    10.4                9.9
Distribution expenses.............................    5.7                     6.3                     5.7                5.9
General and administrative expenses...............   12.5                    13.1                    12.4               12.1
Research and development expenses.................    2.1                     2.9                     2.1                2.3
Provision for equity participation plan...........    --                      --                     92.9                --
Provision for retention payments..................    --                      --                      6.9                --
                                                    -----                   -----                   -----              -----
Total operating expenses..........................   31.6                    32.9                   130.4               30.2
                                                    -----                   -----                   -----              -----
Operating income (loss)...........................   16.2                     8.8                   (83.7)              13.5
                                                    -----                   -----                   -----              -----
Add back:  Provision for equity participation
 plan.............................................    --                      --                     92.9                --
Add back:  Provision for retention payments.......    --                      --                      6.9                --
                                                    -----                   -----                   -----              -----
Operating income before provisions for equity
 participation plan and provision for retention...   16.2%                    8.8%                   16.1%              13.5%
 payments.........................................  =====                   =====                   =====              =====

Three Months Ended September 24, 1999 Compared to Three Months Ended September 25, 1998

          Net sales, reported net of accrued rebates, were $30.8 million in the third quarter of 1999 as compared to $22.1 million in the third quarter of 1998. This represents an increase of $8.7 million or 39.3%. Of this increase, approximately $2.7 million was the result of the LGAB acquisition. Excluding LGAB, domestic hospital sales increased $3.4 million, primarily due to sales of products relating to the September 1998 acquisition of Gibeck, Inc., as well as increased sales to GPO-affiliated hospitals. Alternate site sales increased by $1.5 million or 40.6% as the Company continued to focus sales efforts in this growing market. Canadian sales were $0.4 million, essentially flat with the third quarter of 1998. House account sales decreased by $0.1 million or 10.0% from the third quarter of 1998, primarily the result of purchase timing of several OEM customers. International sales increased by $1.3 million or 32.5%, primarily the result of strong sales in Japan and Europe. Sales to the Far East, which had been hampered in 1998 by the economic crisis in that area, increased $0.1 million over the third quarter of 1998.

          The Company's gross profit for the third quarter of 1999 was $12.9 million, an increase of $2.3 million or 21.7% over the third quarter of 1998. Of this increase, approximately $1.6 million is a direct result of the LGAB acquisition. As a percentage of sales, gross profit was 41.8% and 47.8% for the third quarter of 1999 and 1998, respectively. This decline is related primarily to an unfavorable mix variance as sales of higher margin pre-filled solutions continues to decline and a $1.0 million charge to cost of sales relating to the fair value of acquired inventories in the third quarter of 1999. It is anticipated that substantially all inventories acquired in the LGAB acquisition will be exhausted by year-end which will result in a remaining charge of $1.6 million in the fourth quarter. No such charges will occur after fiscal 1999.


$0.8 million increase over the third quarter of 1998. This increase was primarily due to the LGAB acquisition, as well as the start up of the German operation. As a percentage of net sales, selling expenses were 10.7% in the third quarter of 1999 as compared to 11.2% in the third quarter of 1998.

          Distribution expenses were $1.9 million for the third quarter of 1999, an increase of $0.7 million or 55.6% over the third quarter of 1998. The majority of this increase was a result of higher sales volumes both as a result of internal sales growth and the LGAB acquisition. As a percentage of net sales, distribution expenses were 6.3% and 5.7% in the third quarter of 1999 and 1998, respectively.

          General and administrative expenses were $4.0 million in the third quarter of 1999, an increase of $1.3 million or 45.2% over the third quarter of 1998. This increase was primarily due to the LGAB acquisition during the third quarter of 1999.

          Research and development expenses were $0.9 million for the third quarter of 1999, an increase of $0.4 million over the third quarter of 1998. This increase was entirely due to the LGAB acquisition during the third quarter of 1999.

          Interest expense was $4.4 million for the third quarter of 1999, as compared to $3.5 million in the third quarter of 1998. This increase was due to higher debt levels in the current quarter as a result of borrowings made to finance the LGAB acquisition.

          Prior to April 7, 1998, the Company provided for state income taxes as an S corporation and was not subject to federal income tax. The Company now provides for state and federal income taxes as a C corporation, although actual tax payments are expected to be substantially less than provided amounts due to the tax basis in assets provided by the Section 338(h)(10) election made in connection with the Recapitalization.


Nine Months Ended September 24, 1999 Compared to Nine Months Ended September 25, 1998

          Net sales, reported net of accrued rebates, were $85.3 million in the first nine months of 1999 as compared to $68.8 million for the first nine months of 1998. This represents an increase of $16.4 million or 23.9%. Of this increase, approximately $2.8 million is a result of the LGAB acquisition. Exclusive of the LGAB acquisition, domestic hospital sales increased $7.8 million, primarily due to sales of products relating to the September 1998 acquisition of Gibeck, Inc., as well as increased sales to GPO-affiliated hospitals. Alternate site sales increased by $3.4 million or 30.0% as the Company continued to focus sales efforts in this growing market. Canadian sales were $1.7 million for the first nine months of 1999, an increase of $0.3 million or 18.6% over the first nine months of 1998, primarily the result of the addition of a new distributor as well as the award of the Medbuy GPO contract in the second quarter of 1998. House account sales increased by $0.6 million or 24.7% over the first half of 1998, primarily the result of the addition of several OEM relationships. International sales increased by $1.6 million or 13.8%, primarily the result of strong sales in Japan and Europe.

          The Company's gross profit for the first nine months of 1999 was $37.3 million, an increase of $5.1 million or 16.0% over the first nine months of 1998. As a percentage of sales, the gross profit was 43.7% and 46.7% for the first nine months of 1999 and 1998, respectively. The decline in the margin is primarily due to unfavorable mix variance caused by increased sales of lower margin products, such as the Gibeck line of anesthesia products, as well as a $1.0 million charge to cost of sales relating to the fair value of acquired inventories in the third quarter of 1999. It is anticipated that substantially all inventories acquired in the LGAB acquisition will be exhausted by year-end which will result in a remaining charge of $1.6 million in the fourth quarter. No such charges will occur after fiscal 1999.

          Selling expenses were $8.4 million for the first nine months of 1999, a $1.2 million increase over the first nine months of 1998. This increase was primarily due to the LGAB acquisition, as well as the start up of the German operation. As a percentage of net sales, selling expenses were 9.9% in the first nine months of 1999 as compared to 10.4% in the first nine months of 1998.

          Distribution expenses were $5.0 million for the first nine months of 1999, an increase of $1.1 million or 27.3% over the first nine months of 1998. The majority of this increase was a result of higher sales volumes both as a result of internal sales growth and the LGAB acquisition. As a percentage of net sales, distribution expenses were 5.9% and 5.7% in the first nine months of 1999 and 1998, respectively.

          General and administrative expenses were $10.4 million in the first nine months of 1999, an increase of $1.8 million or 21.5% over the first nine months of 1998. This increase was primarily due to the LGAB acquisition during the third quarter of 1999 as well as payments made to certain outside consultants during the first nine months of 1999.

          Research and development expenses were $2.0 million for the first nine months of 1999, an increase of $0.6 million over the first nine months of 1998. This increase was primarily due to the LGAB acquisition during the third quarter of 1999.

          The provision for EPP was terminated upon consummation of the Recapitalization. As a result, no expense was recorded in the third quarter of 1999. In the first quarter of 1999 certain payments totaling approximately $2.1 million were made to the EPP members and the former shareholder. These payments had been accrued in fiscal 1998 and therefore had no impact on earnings in fiscal 1999. It is not anticipated that any additional payments will be made under the plan.

          Interest expense was $12.1 million for the first nine months of 1999, as compared to $7.1 million in the first nine months of 1998. This increase was due to higher debt levels in the current quarter as a result of the recapitalization during the second quarter of 1998 and additional borrowings made to finance the LGAB acquisition.

          Prior to April 7, 1998, the Company provided for state income taxes as an S corporation and was not subject to federal income tax. The Company now provides for state and federal income taxes as a C corporation, although actual tax payments are expected to be substantially less than provided amounts due to the tax basis in assets provided by the Section 338(h)(10) election made in connection with the Recapitalization.

Liquidity and Capital Resources

          The Company's primary sources of liquidity are cash flow from operations and borrowing under its working capital facility. Cash provided by operations before EPP payments totaled $11.5 million in the nine months ended September 25, 1998 and $4.8 million in the nine months ended September 24, 1999. The Company had operating working capital, excluding cash and short-term debt, of $31.7 million at September 24, 1999. Inventories were $18.0 million and $24.3 million at December 25, 1998 and September 24, 1999, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $25.8 million and $25.7 million at December 25, 1998 and September 24, 1999, respectively. The Company offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase. The Company established a sales office in Germany in the second quarter of 1999. While this will have the effect of increasing the Company's investment in inventories, management believes it will also result in improved service to international customers as well as in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

          During the nine months ended September 25, 1998, net cash used in investing activities was $6.1 million, primarily reflecting the acquisition of assets of Gibeck, Inc. and purchases of manufacturing equipment. During the nine months ended September 24, 1999, net cash used in investing activities was $45.6 million, reflecting purchases of LGAB stock, manufacturing equipment and business operating software. The Company currently estimates that annual capital expenditures will be approximately $7.0 million in both 1999 and 2000, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

          During the nine months ended September 25, 1998, net cash provided by financing activities was $84.7 million, consisting primarily of borrowings under the bank credit facilities used to fund distributions made under the EPP.
During the nine months ended September 24, 1999, net cash provided by financing activities was $49.2 million, primarily reflecting increased bank loans, affiliate loans and the issuance of common stock in connection with the LGAB acquisition.

          The Company has outstanding $189.6 million of indebtedness, consisting of $115.0 million of Subordinated Notes issued in connection with the Recapitalization, borrowings of $42.0 million under the Credit Facility entered into in connection with the Recapitalization and other loans described below. The Credit Facility consists of a $40.0 million Term Loan Facility (all of which was funded in connection with the Recapitalization) and a $60.0 million Revolving Loan Facility. The Subordinated Notes bear interest at the rate of 9-1/8%, payable semiannually, and will require no principal repayments until maturity. The Term Loan Facility matures on April 7, 2004 and requires principal repayments of between $3.0 million and $11.5 million each year until maturity, commencing on June 30, 1999. The Revolving Loan Facility matures on April 7, 2004 and bears interest based on a spread over either a Eurodollar or base rate. In addition, the Company has a $22.0 million dollar loan payable to FS&Co. related to the LGAB acquisition bearing interest at the rate of 12% per annum, with no principal or interest repayments until maturity at August 2000 . The Company also has loans outstanding to foreign banks in the aggregate amount of approximately $10.3 million. These loans bear interest at the bank's reference rate plus 0.25% to 0.75% .

          In connection with the Recapitalization, the Company issued to Holding 300,000 shares of its 11-1/2% Senior PIK Preferred Stock due 2010 with an inital aggregate liquidation preference of $30.0 million (the "Mirror Preferred Stock"). Dividends are payable semi-annually in arrears on April 15 and October 15 each year. Dividends will be payable in cash, except on dividend payment dates occurring on or prior to April 15, 2003, for which the Company has the option to issue additional shares of preferred stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. The preferred stock will rank junior in right of payment to all obligations of the Company and its subsidiaries. The Company has elected to pay dividends on the Mirror Preferred Stock in kind, and expects to continue to do so until it is required to pay such dividends in cash.

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

          The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, for the accurate exchange of data and related information. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. The Company has contacted its key trading partners to assess its Year 2000 risk based upon the Year 2000 issues of its partners, and has developed contingency plans for a substantial number of its key trading partners. These contingency plans include the establishment of back-up vendors and back-up plans for communications with its customers. The Company is also developing back-up plans for the procurement of power and water at its Mexico facilities, which the Company expects to complete in the fourth quarter of 1999. The Company does not expect the cost of this program to be material.

          The Company believes that the worst case scenario in the event of a Year 2000 related failure would be its inability to communicate via computer transmission with its key trading partners. The Company cannot provide any assurance that any Year 2000 related systems issues of third parties will be corrected in a timely manner, that the failure of these third parties to correct these issues would not have a material adverse effect on the Company or that its contingency plans will be adequate.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     With the LGAB acquisition, the Company has greater foreign currency exposure with respect to its international operations. In the past, the Company's only international exposure was its manufacturing operation in Mexico. All sales were previously denominated in U.S. dollars. Currently, the Company has operations in Germany, Sweden, Japan and other countries where sales are made in local currency. The Company plans to hedge its foreign currency exposures by attempting to purchase goods and services with the proceeds from sales in local currencies where possible. The Company will also purchase forward contracts to hedge receivables denominated in foreign currency that are expected to be collected and converted into another currency. However, there can be no assurance that the Company's hedging strategies will allow the Company to successfully mitigate its foreign exchange exposures.

                          PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 4, 1999, Holding sold (i) 1,706,749 shares of Holding Common Stock to an existing shareholder for an aggregate cash consideration of approximately $22.0 million and (ii) 525,042 shares of Holding Common Stock to Sten Gibeck in exchange for 483,750 shares of Class A stock of LGAB, valued at approximately $6.6 million. The $22.0 million and 483,750 shares of Class A stock of LGAB were contributed to the Company in exchange for 2,231,791 shares of HRCI Common Stock, which the Company used to finance a portion of the LGAB acquisition.

     The sale and issuance of the securities described above was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. Holding did not engage in any general solicitation in connection with the issuance of the Holding Common Stock described above. The purchasers were Holding's controlling shareholder and an accredited investor, and the securities were acquired for investment only and not with a view to distribution. Appropriate legends were affixed to the stock certificates issued in these transactions. All recipients had adequate access to information about Holding. No underwriter was employed with respect to these transactions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          27.1 Financial Data Schedule

(b)       Reports on Form 8-K

          Form 8-K/A (date of earliest event -- July 22, 1999) relating to the LGAB transaction.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RIVER HOLDING CORP.,
                              a Delaware corporation


November 8, 1999                    By:  /s/ Jay R. Ogram
                                         --------------------------------------
                                         Jay R. Ogram
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)