Form 10-Q
period 2000-06-30
RIVER HOLDING CORP
filed 2000-08-14
CIK 1061892

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period from __________ to __________

                       Commission file number - 333-56135

                             -------------------

                              RIVER HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                             -------------------

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

Yes[ ] No [x]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 8,544,291 on August 14, 2000.

================================================================================

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS


                                                                                                    Page
                                                                                                    ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated Financial Statements of River Holding Corp.:

                           Condensed Consolidated Balance Sheets as of December 31, 1999 and
                           June 30, 2000 (unaudited)..............................................    1

                           Unaudited Condensed Consolidated Statements of Operations for the
                           Three Months Ended June 25, 1999 and June 30, 2000, and the
                           Six Months Ended June 25, 1999 and June 30, 2000.......................    3

                           Unaudited Condensed Consolidated Statements of Cash Flows for the
                           Six Months Ended June 25, 1999 and June 30, 2000.......................    4

                           Notes to Unaudited Condensed Consolidated Financial Statements.........    5

                    Condensed Consolidated Financial Statements of Hudson Respiratory
                    Care Inc.:

                           Condensed Consolidated Balance Sheets as of December 31, 1999
                           and June 30, 2000 (unaudited)..........................................    6

                           Unaudited Condensed Consolidated Statements of Operations for the
                           Three Months Ended June 25, 1999 and June 30, 2000, and the
                           Six Months Ended June 25, 1999 and June 30, 2000.......................    8

                           Unaudited Condensed Consolidated Statements of Cash Flows for the
                           Six Months Ended June 25, 1999 and June 30, 2000.......................    9

                           Notes to Unaudited Condensed Consolidated Financial Statements.........   10

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.........................................................   15

          Item 3.   Quantitative and Qualitative Disclosures About Market Risks...................   21

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.............................................................   22

          Item 2.   Changes in Securities.........................................................   22

          Item 3.   Defaults Upon Senior Securities...............................................   22

          Item 4.   Submission of Matters to a Vote of Security Holders...........................   22

          Item 5.   Other Information.............................................................   22

          Item 6.   Exhibits and Reports on Form 8-K..............................................   22

SIGNATURE.........................................................................................   23

                      RIVER HOLDING CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (Amounts in thousands)

                                                                                         December 31,    June 30,
                                                                                             1999          2000
                                                                                         ------------    --------
                                                                                                        (unaudited)
CURRENT ASSETS:
   Cash.............................................................................        $  2,917     $  2,771
   Accounts receivable, less allowance for doubtful accounts of $973 and $1,071 at
    December 31, 1999 and June 30, 2000, respectively...............................          30,425       35,909
   Inventories......................................................................          24,043       30,892
   Other current assets.............................................................           4,945        2,553
                                                                                            --------     --------
     Total current assets...........................................................          62,330       72,125

PROPERTY, PLANT AND EQUIPMENT, NET...............................................             54,341       56,338

OTHER ASSETS:
   Deferred tax asset, net..........................................................          11,342       10,693
   Deferred financing costs, net....................................................          11,134       10,078
   Other assets.....................................................................             222           87
   Goodwill, net....................................................................         205,592      202,964
                                                                                            --------     --------
      Total other assets............................................................         228,290      223,822
                                                                                            --------     --------
        Total assets................................................................        $344,961     $352,285
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

                      RIVER HOLDING CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

                 (Amounts in thousands, except per share data)


                                                                                    December 31,    June 30,
                                                                                       1999           2000
                                                                                    ------------    --------
                                                                                                  (unaudited)
CURRENT LIABILITIES:
 Notes payable to banks..........................................................     $  6,673      $  7,630
 Accounts payable................................................................        6,268         8,572
 Accrued liabilities.............................................................       11,700        15,151
 Other current liabilities.......................................................        1,485         1,398
                                                                                      --------      --------
   Total current liabilities.....................................................       26,126        32,751

NOTE PAYABLE TO STOCKHOLDER, net of current portion..............................        7,508         7,508
NOTES PAYABLE TO BANKS, net of current portion...................................       82,513        83,820
SENIOR SUBORDINATED NOTES PAYABLE................................................      115,000       115,000
                                                                                      --------      --------
   Total liabilities.............................................................      231,147       239,079
                                                                                      --------      --------


MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value:
 authorized--1,800 shares; issued and outstanding--356 shares and
 376 shares at December 31, 1999 and June 30, 2000, respectively;
 liquidation preference: $35,558 and $37,603, respectively.......................       34,558        36,603
 Accrued preferred stock dividend, payable in kind...............................          863           936
                                                                                      --------      --------
                                                                                        35,421        37,539
                                                                                      --------      --------
STOCKHOLDERS' EQUITY:
 Common stock, no par value:  authorized--15,000 shares; issued and
  outstanding--8,544 shares......................................................       91,748        91,748
 Cumulative translation adjustment...............................................         (398)          (91)
 Accumulated deficit.............................................................      (12,957)      (15,990)
                                                                                      --------      --------
   Total stockholders' equity....................................................       78,393        75,667
                                                                                      --------      --------
     Total liabilities, mandatorily-redeemable preferred stock and
     stockholders' equity.......................................................      $344,961      $352,285
                                                                                      ========      ========


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      RIVER HOLDING CORP. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Amounts in thousands)

                                                           Three Months Ended       Six Months Ended
                                                          --------------------    ----------------------
                                                           June 25,    June 30,    June 25,    June 30,
                                                             1999        2000        1999        2000
                                                          ----------   --------    --------    --------
NET SALES................................................  $27,274     $31,811     $54,443     $ 72,618
COST OF SALES............................................   16,650      14,825      32,772       37,328
                                                           -------     -------     -------     --------
  Gross profit...........................................   10,624      16,986      21,671       35,290
                                                           -------     -------     -------     --------

OPERATING EXPENSES:
  Selling, distribution and general and administrative...    6,367      11,361      13,407       20,654
  Amortization of goodwill...............................    1,270       2,087       2,540        4,160
  Research and development...............................      380         629         642        1,249
                                                           -------     -------     -------     --------
                                                             8,017      14,077      16,589       26,063
                                                           -------     -------     -------     --------
    Income from operations...............................    2,607       2,909       5,082        9,227

INTEREST AND OTHER EXPENSE...............................   (3,956)     (5,130)     (7,799)     (10,466)
                                                           -------     -------     -------     --------
    Loss before benefit for income taxes.................   (1,349)     (2,221)     (2,717)      (1,239)

BENEFIT FOR INCOME TAXES.................................     (575)       (735)     (1,122)        (253)
                                                           -------     -------     -------     --------
    Net Loss.............................................     (774)     (1,486)     (1,595)        (986)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation (loss) gain...............     (205)         77        (606)         307
                                                           -------     -------     -------     --------
    Comprehensive loss...................................  $  (979)    $(1,409)    $(2,201)    $   (679)
                                                           =======     =======     =======     ========


    The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                      RIVER HOLDING CORP. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)

                                                                                      Six Months Ended
                                                                                    ---------------------
                                                                                     June 25,    June 30,
                                                                                       1999        2000
                                                                                    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.........................................................................    $(1,595)    $  (986)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization..................................................      6,952       9,470
   Decrease (increase) in accounts receivable.....................................      5,275      (5,483)
   Increase in inventories........................................................     (1,553)     (6,851)
   Decrease in other current assets...............................................          1       2,392
   (Increase) decrease in other assets............................................       (122)        135
   Increase in deferred tax asset...............................................       (1,009)     (1,380)
   (Decrease) increase in accounts payable........................................     (3,931)      2,376
   Increase in accrued liabilities................................................        500       3,365
                                                                                      -------     -------
       Net cash provided by operating activities..................................      4,518       3,038

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.......................................     (3,641)     (5,755)
                                                                                      -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to banks..............................................     (5,000)     (1,500)
 Proceeds from bank borrowings....................................................      5,000       3,764
                                                                                      -------     -------
 Net cash provided by financing activities........................................         --       2,264
Effect of exchange rate changes on cash...........................................       (606)        307
                                                                                      -------     -------

NET INCREASE (DECREASE) IN CASH...................................................        271        (146)

CASH, beginning of period.........................................................        507       2,917
                                                                                      -------     -------

CASH, end of period...............................................................    $   778     $ 2,771
                                                                                      =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest........................................................................    $ 6,187     $ 6,700
                                                                                      =======     =======

NON-CASH FINANCING ACTIVITIES:
 Preferred dividends accrued or paid-in-kind......................................    $ 1,891     $ 2,118
                                                                                      =======     =======


    The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                     RIVER HOLDING CORP. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by River Holding Corp. ("Holding") and Hudson Respiratory Care, Inc. ("Hudson" or the "Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2000 and the results of operations and cash flows for the three and six month periods ended June 25, 1999 and June 30, 2000 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although Holding believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated balance sheet of Holding as of December 31, 1999 and with the Company's 1999 audited financial statements and the notes thereto included in Holding's Form 10-K filed with the SEC. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be achieved for a full year. Holding has no operations apart from those conducted by its majority-owned subsidiary, Hudson RCI and its subsidiaries.

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

     Had the acquisition of LGAB occurred at the beginning of the prior fiscal year, the unaudited pro forma net sales and net loss for Holding would be as follows (amounts in thousands):

                                                      Six Months Ended
                                                        June 25, 1999
                                                      ----------------
                                                         (unaudited)
Net sales............................................     $63,877
                                                          =======

Net loss.............................................     $(2,231)
                                                          =======

3. Inventories.  Inventories consisted of the following (amounts in thousands):
   -----------

                                                      December 31,        June 30,
                                                          1999              2000
                                                      ------------       -----------
                                                                         (unaudited)
Raw materials.....................................       $ 5,901          $ 7,941
Work-in-process...................................         5,682            8,161
Finished goods....................................        12,460           14,790
                                                         -------          -------
                                                         $24,043          $30,892
                                                         =======          =======

4. Bank Notes Payable.  Subsequent to the end of the second quarter of 2000,
   -------------------
certain provisions of the existing bank loan agreement were amended.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                             (Amounts in thousands)

                                                                          December 31,        June 30,
                                                                             1999              2000
                                                                         --------------    -----------
                                                                                           (unaudited)
CURRENT ASSETS:
   Cash.................................................................   $  2,917        $  2,771
   Accounts receivable, less allowance for doubtful accounts of $973
    and $1,071 at December 31, 1999 and June 30, 2000, respectively.....     30,425          35,909
   Inventories..........................................................     24,043          30,892
   Other current assets.................................................      4,612           2,220
                                                                           --------        --------
     Total current assets...............................................     61,997          71,792

PROPERTY, PLANT AND EQUIPMENT, net......................................     42,476          45,604

OTHER ASSETS:
   Intangible assets, net...............................................     66,970          64,853
   Deferred financing costs, net........................................     11,134          10,078
   Deferred tax asset, net..............................................     68,943          68,855
   Other assets.........................................................        299             164
                                                                           --------        --------
     Total other assets.................................................    147,346         143,950
                                                                           --------        --------
       Total assets.....................................................   $251,819        $261,346
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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                 (Amounts in thousands, except per share data)

                                                                              December 31,   June 30,
                                                                                 1999          2000
                                                                              ------------   --------
                                                                                            (unaudited)
CURRENT LIABILITIES:
 Notes payable to banks.....................................................   $   6,673    $   7,630
 Accounts payable...........................................................       6,168        8,472
 Accrued liabilities........................................................      11,700       15,151
 Other current liabilities..................................................       1,485        1,398
                                                                               ---------    ---------
   Total current liabilities................................................      26,026       32,651

NOTE PAYABLE TO AFFILIATE...................................................       7,508        7,508
NOTES PAYABLE TO BANKS, net of current portion..............................      82,513       83,820
SENIOR SUBORDINATED NOTES PAYABLE...........................................     115,000      115,000
                                                                               ---------    ---------
   Total liabilities........................................................     231,047      238,979
                                                                               ---------    ---------

MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par
 value:  authorized--1,800 shares; issued and outstanding--356 shares and 376 shares at December 31, 1999 and June 30, 2000, respectively;
 liquidation preference:  $35,558 and $37,603, respectively.................      34,558       36,603
 Accrued preferred stock dividend, payable in kind..........................         863          936
                                                                               ---------    ---------
                                                                                  35,421       37,539
                                                                               ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $0.01 par value:  authorized--15,000 shares; issued and
  outstanding--10,044.......................................................      92,158       92,158
Cumulative translation adjustment...........................................        (862)        (555)
Accumulated deficit.........................................................    (105,945)    (106,775)
                                                                               ---------    ---------
  Total stockholders' equity (deficit)......................................     (14,649)     (15,172)
                                                                               ---------    ---------
   Total liabilities, mandatorily-redeemable preferred stock and
    stockholders' equity (deficit)..........................................   $ 251,819    $ 261,346
                                                                               =========    =========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Amounts in thousands)

                                                             Three Months Ended       Six Months Ended
                                                            --------------------    --------------------
                                                            June 25,    June 30,    June 25,     June 30,
                                                              1999        2000        1999         2000
                                                            --------    --------    --------    ---------
NET SALES..................................................  $27,274     $31,811     $54,443     $ 72,618
COST OF SALES..............................................   16,085      14,825      31,866       37,328
                                                             -------     -------     -------     --------
   Gross profit............................................   11,189      16,986      22,577       35,290
                                                             -------     -------     -------     --------
OPERATING EXPENSES:
 Selling, distribution, general and administrative.........    6,306      10,796      13,133       19,525
 Amortization of goodwill..................................       61         817         122        1,620
 Research and development..................................      380         629         670        1,249
                                                             -------     -------     -------     --------
                                                               6,747      12,242      13,925       22,394
                                                             -------     -------     -------     --------
   Income from operations..................................    4,442       4,744       8,652       12,896

INTEREST AND OTHER EXPENSE.................................   (3,956)     (5,130)     (7,698)     (10,467)
                                                             -------     -------     -------     --------
   Net income (loss) before provision for income taxes.....      486        (386)        954        2,429

PROVISION (BENEFIT) FOR INCOME TAXES.......................      159          (1)        346        1,215
                                                             -------     -------     -------     --------
   Net income (loss).......................................      327        (385)        608        1,214

OTHER COMPREHENSIVE INCOME (LOSS):
 Foreign currency translation gain (loss)..................     (205)        100        (606)         307
                                                             -------     -------     -------     --------
  Comprehensive income (loss)..............................  $   122     $  (285)    $     2     $  1,521
                                                             =======     =======     =======     ========

    The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amount in thousands)

                                                                                 Six Months Ended
                                                                             -------------------------
                                                                             June 25,         June 30,
                                                                               1999             2000
                                                                             ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................................    $   608        $ 1,214
 Adjustments to reconcile net income to net cash provided by operating activities--
    Depreciation and amortization..........................................      3,166          5,310
    Amortization of deferred financing costs...............................        201            490
    Deferred taxes.........................................................        460             88
 Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable.............................      5,276         (5,483)
    Increase in inventories................................................     (1,554)        (6,849)
    Decrease in other current assets.......................................          1          2,392
    Increase (decrease) in other assets....................................       (122)           135
    (Decrease) increase in accounts payable................................     (3,932)         2,376
    Increase in accrued liabilities........................................        499          3,452
    Decrease in other current liabilities..................................         --            (87)
                                                                               -------        -------
      Net cash provided by operating activities............................      4,603          3,038
                                                                               -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment................................     (3,640)        (5,755)
                                                                               -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of notes payable to banks......................................     (5,000)        (1,500)
 Proceeds from bank borrowings.............................................      5,000          3,764
 Additions to deferred financing costs.....................................        (86)            --
                                                                               -------        -------
      Net cash provided by (used in) financing activities..................        (86)         2,264
                                                                               -------        -------
Effect of exchange rate changes on cash....................................       (606)           307
                                                                               -------        -------

NET INCREASE (DECREASE) IN CASH............................................        271           (146)

CASH, beginning of period..................................................        507          2,917
                                                                               -------        -------
CASH, end of period........................................................    $   778        $ 2,771
                                                                               =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest................................................................    $ 6,187        $ 6,700
                                                                               =======        =======

NON-CASH FINANCING ACTIVITIES:
 Preferred dividends accrued or paid-in-kind...............................    $ 1,891        $ 2,118
                                                                               =======        =======

    The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDAIRIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

  1. Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2000, and the results of operations and cash flows for the three and six month periods ended June 25, 1999 and June 30, 2000 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 1999 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be achieved for a full year.

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

     Had the acquisition of LGAB occurred at the beginning of the prior fiscal year, the unaudited pro forma net sales and net income would be as follows (amounts in thousands):

                                                             Six Months Ended
                                                               June 25, 1999
                                                             ----------------
                                                                (unaudited)
Net sales...................................................     $  63,877
                                                                 =========
Net income..................................................     $     (28)
                                                                 =========


3.   Inventories. Inventories consisted of the following (amounts in thousands):
     -----------

                                                                       December 31,      June 30,
                                                                           1999            2000
                                                                       -----------      ---------
                                                                                       (unaudited)
Raw materials........................................................     $ 5,901        $ 7,941
Work-in-process......................................................       5,682          8,161
Finished goods.......................................................      12,460         14,790
                                                                          -------        -------
                                                                          $24,043        $30,892
                                                                          =======        =======

4.   Bank Notes Payable.  Subsequent to the end of the second quarter of 2000,
     ------------------
certain provisions of the existing bank loan agreement were amended.

5. Subsidiaries Guaranteeing Debt and Segment Data. The Company is the 100% owner of certain subsidiaries which do not guarantee the Company's senior subordinated notes. The following tables disclose required consolidating financial information for guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET



                                                                                   As of June 30, 2000
                                                     ---------------------------------------------------------------------------
                                                        Guarantor               Non-Guarantor            Adjustments     Total
                                                     ---------------        -----------------------    -------------- ----------
CURRENT ASSETS:
 Cash............................................        $    107                    $ 2,664             $      --       $  2,771
 Accounts receivable, net........................          32,096                      3,300                   513         35,909
 Inventories.....................................          28,765                      3,789                (1,662)        30,892
 Other current assets............................           4,442                     18,360               (20,582)         2,220
                                                         --------                    -------               -------        -------
   Total current assets..........................          65,410                     28,113               (21,731)        71,792

PROPERTY, PLANT AND EQUIPMENT, NET...............          44,527                      1,077                    --         45,604

OTHER ASSETS:
 Intangible assets, net..........................          21,814                     43,039                    --         64,853
 Deferred financing costs, net...................          10,078                         --                    --         10,078
 Deferred tax asset, net.........................          68,295                        560                    --         68,855
 Investment in non-guarantor subsidiaries........          29,245                         --               (29,245)            --
 Other...........................................             732                        156                  (724)           164
                                                         --------                    -------               -------        -------
   Total other assets............................         130,164                     43,755               (29,969)       143,950
                                                         --------                    -------               -------        -------
      Total assets...............................        $240,101                    $72,945              $(51,700)      $261,346
                                                         ========                    =======               =======        =======

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                             As of June 30, 2000
                                                      ----------------------------------------------------------------------------
                                                        Guarantor             Non-Guarantor            Adjustments         Total
                                                      -------------        -------------------        --------------  ------------
CURRENT LIABILITIES:
   Notes payable to banks ...........................    $  6,500               $ 1,130                 $     --        $  7,630
   Accounts payable .................................       9,753                 2,893                    (4,174)         8,472
   Accrued liabilities ..............................      11,157                 3,994                        --         15,151
   Other current liabilities ........................       1,318                17,212                   (17,132)         1,398
                                                         --------                ------                   -------        -------
      Total current liabilities .....................      28,728                25,229                   (21,306)        32,651

OTHER LIABILITIES:
   Note payable to affiliate ........................          --                 7,508                        --          7,508
   Notes payable to banks, net of current portion ...      69,000                14,821                        --         83,820
   Senior subordinated notes ........................     115,000                    --                        --        115,000
                                                         --------                ------                   -------       --------
      Total liabilities .............................     212,728                47,558                   (21,306)       238,980
                                                         --------                ------                   -------       --------
Mandatorily-redeemable preferred stock ..............      37,539                    --                        --         37,539
                                                         --------                ------                   -------       --------
STOCKHOLDERS' EQUITY (DEFICIT) ......................     (10,166)               25,387                   (30,394)       (15,172)
                                                         --------                ------                   -------       --------
                                                         $240,101               $72,945                  $(51,700)      $261,346
                                                         ========               =======                  ========       ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000



                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS(a)


                                                                           Three Months Ended June 30, 2000
                                                         ---------------------------------------------------------------------
                                                         Guarantor                  Non-               Adjustments       Total
                                                                                  Guarantor
                                                         ----------         -----------------        --------------      -----
NET SALES................................................   $29,746               $4,823                 $(2,758)       $31,811
COST OF SALES............................................    15,634                1,949                  (2,758)        14,825
                                                            -------               ------                 -------        -------
 Gross profit............................................    14,112                2,874                      --         16,986
OPERATING EXPENSES:
 Selling, distribution, general and administrative.......     9,540                2,073                      --         11,613
 Research and development................................       290                  339                      --            629
                                                            -------               ------                 -------        -------
                                                              9,830                2,412                      --         12,242
                                                            -------               ------                 -------        -------
Income from operations...................................     4,282                  462                      --          4,744

INTEREST AND OTHER EXPENSE...............................     4,598                  532                      --          5,130
                                                            -------               ------                 -------        -------
 Loss before provision (benefit) for income taxes........      (316)                 (70)                     --           (386)
 PROVISION (BENEFIT) FOR INCOME TAXES....................      (125)                 124                      --             (1)
                                                            -------               ------                 -------        -------
 Net income (loss).......................................   $  (191)              $ (194)                $    --        $  (385)
                                                            =======               ======                 =======        =======

Depreciation and amortization............................   $ 2,143               $  569                 $    --        $ 2,712
                                                            =======               ======                 =======        =======

Adjusted EBITDA(b).......................................   $ 6,425               $1,031                 $    --        $ 7,456
                                                            =======               ======                 =======        =======

-----------------------------
(a) All entities included in the June 25, 1999 financial statements were guarantors of the Company's Senior Subordinated Notes.

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

                HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000



                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS(a)


                                                                            Six Months Ended June 30, 2000
                                                           --------------------------------------------------------------------
                                                                                   Non-
                                                           Guarantor             Guarantor            Adjustments         Total
                                                           ---------             ---------            -----------         -----
NET SALES...............................................    $64,018              $13,672               $(5,072)        $ 72,618
COST OF SALES...........................................     35,963                6,237                (4,872)          37,328
                                                            -------              -------               -------         --------
 Gross profit...........................................     28,055                7,435                  (200)          35,290
OPERATING EXPENSES:
 Selling, distribution, general and administrative......     16,680                4,465                    --           21,145
 Research and development...............................        572                  677                    --            1,249
                                                            -------              -------               -------         --------
                                                             17,252                5,142                    --           22,394
                                                            -------              -------               -------         --------
Income from operations..................................     10,803                2,293                  (200)          12,896

INTEREST AND OTHER EXPENSE..............................     (9,150)              (1,317)                   --          (10,467)
                                                            -------              -------               -------         --------
   Income before provision for income taxes.............      1,653                  976                  (200)           2,429
   PROVISION FOR INCOME TAXES...........................        699                  516                    --            1,215
                                                            -------              -------               -------         --------
   Net income...........................................    $   954              $   460               $  (200)        $  1,214
                                                            =======              =======               =======         ========

Depreciation and amortization...........................    $ 4,100              $ 1,210               $   --          $  5,310
                                                            =======              =======               =======         ========

Adjusted EBITDA(b)......................................    $14,903              $ 3,503               $  (200)        $ 18,206
                                                            =======              =======               =======         ========

_____________________

(a) All entities included in the June 25, 1999 financial statements were guarantors of the Company's Senior Subordinated Notes.

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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                       Six Months Ended June 30, 2000
                                                                --------------------------------------------
                                                                                   Non
                                                                Guarantor        Guarantor            Total
                                                                ---------        ---------           -------
Net cash provided by operating activities..................     $   (350)        $  3,388            $ 3,038
Net cash provided by (used in) investing activities........       (3,708)          (2,047)            (5,755)
Net cash used in financing activities......................        3,900           (1,636)             2,264
Effect of exchange rate changes on cash....................           81              226                307
                                                                --------         --------             ------
NET (DECREASE) INCREASE IN CASH............................          (77)             (69)              (146)
CASH, beginning of period..................................          184            2,733              2,917
                                                                --------         --------             ------
CASH, end of period........................................     $    107         $  2,664            $ 2,771
                                                                ========         ========            =======

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

     The Company established a sales office located in Germany in the second quarter of 1999. It is anticipated that this operation will better equip the Company to more aggressively pursue sales in the German market. The German operation had a negative impact on the Company's results of approximately $0.8 million in the first six months of 2000. It is anticipated that the Company's earnings will be positively impacted by the German operation for the remainder of fiscal 2000 and beyond.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                       Three Month Period Ended                         Six Month Period Ended
                                                             (unaudited)                                      (unaudited)
                                                       ------------------------                        -----------------------
                                                      June 25,          June 30,                       June 25,        June 30,
                                                       1999               2000                          1999             2000
                                                       ------------------------                        ------------------------
                                                            (in thousands)                                   (in thousands)
Net sales.....................................      $   27,274         $  31,811                       $  54,443     $   72,618
Cost of sales.................................          16,085            14,825                          31,866         37,328
                                                  ------------        ----------                      ----------     ----------
     Gross profit.............................          11,189            16,986                          22,577         35,290
Selling expenses..............................           2,677             3,896                           5,112          7,715
Distribution expenses.........................             685             1,990                           1,960          3,463
General and administrative expenses...........           2,944             4,910                           6,061          8,347
Amortization of goodwill......................              61               817                             122          1,620
Research and development expenses.............             380               629                             670          1,249
                                                  ------------        ----------                      ----------     ----------
     Total operating expenses.................           6,747            12,242                          13,925         22,394
                                                  ------------        ----------                      ----------     ----------
     Operating income.........................    $      4,442         $   4,744                       $   8,652     $   12,896
                                                  ============         =========                       =========     ==========

                                                       Three Month Period Ended                         Six Month Period Ended
                                                             (unaudited)                                      (unaudited)
                                                       ------------------------                        -----------------------
                                                      June 25,          June 30,                       June 25,        June 30,
                                                       1999               2000                          1999             2000
                                                       ------------------------                        ------------------------

Net sales.....................................        100.0%            100.0%                          100.0%          100.0%
Cost of sales.................................         59.0              46.6                            58.5            51.4
                                                      -----             -----                           -----           -----
     Gross profit.............................         41.0              53.4                            41.9            48.6
Selling expenses..............................          9.8              12.2                             9.4            10.6
Distribution expenses.........................          2.5               6.3                             3.6             4.8
General and administrative expenses...........         10.8              15.4                            11.1            11.5
Amortization of goodwill......................          0.2               2.6                             0.2             2.2
Research and development expenses.............          1.4               2.0                             1.2             1.7
                                                      -----             -----                           -----           -----
     Total operating expenses.................         24.7              38.5                            25.6            30.8
                                                      -----             -----                           -----           -----
     Operating income.........................         16.3%             14.9%                           15.9%           17.8%
                                                      =====             =====                           =====           =====

Three Months Ended June 30, 2000 Compared to Three Months Ended June 25, 1999

     Net sales, reported net of accrued rebates, were $31.8 million in the second quarter of 2000 as compared to $27.2 million in the second quarter of 1999, an increase of $4.5 million or 16.6%. Sales by the acquired Louis Gibeck AB (renamed Hudson RCI AB) were approximately $2.8 million, $2.4 million related to the acquired Tyco product line and $0.4 million related to the acquired Medimex product line. For the base Hudson product line, domestic hospital sales decreased by $0.6 million, alternate site sales increased by $0.3 million, Canadian sales declined by $0.2 million, international sales increased by $0.4 million and OEM sales increased by $0.1 million. Although demand was strong in all sectors of the business, sales were negatively impacted due to shipping difficulties associated with the implementation of a new computer system. As a result, backlog was $4.0 million at June 30, 2000 as compared to $1.1 million at June 30, 1999.

     The Company's gross profit for the second quarter of 2000 was $17.0 million, an increase of $5.8 million or 51.8% over the second quarter of 1999. As a percentage of sales, the gross profit was 53.4% and 41.0% for the second quarter of 2000 and 1999, respectively. The higher margin was primarily due to higher-margin sales of the Hudson RCI AB product as well as the Tyco products. In addition, higher production levels have resulted in lower per unit costs. However, due to the shipping difficulties associated with the computer system implementation, production levels significantly exceeded sales levels and inventory levels have increased.

     Selling expenses were $3.9 million for the second quarter of 2000, a $1.2 million increase over the second quarter of 1999. This increase was due primarily to $0.6 million of costs related to the acquired Hudson RCI AB and $0.3 million of costs associated with the start-up of the German sales office. Additionally, sales representatives were added in the alternate site market to service the growing demand.

     Distribution expenses were $2.0 million for the second quarter of 2000, a $1.3 million increase over the second quarter of 1999. This increase was primarily driven by the establishment of an Atlanta distribution facility in the third quarter of 1999, the addition of a second shift and overtime at all warehouses required to meet customer demand.

     General and administrative expenses were $4.9 million in the second quarter of 2000, an increase of $2.0 million or 66.8% over the second quarter of 1999. This increase was primarily the result of additional expenses associated with the acquired Hudson RCI AB business, the German start-up operation, training costs associated with the computer system implementation and increased staffing levels.

     Amortization of goodwill was $0.8 million for the second quarter of 2000, as compared to $0.1 million in the second quarter of 1999. This increase was primarily due to the Tyco and Hudson RCI AB acquisitions in the second half of 1999.

     Research & development costs were $0.6 million in the second quarter of 2000, as compared to $0.4 million in the second quarter of 1999. This increase was primarily due to expenses of the acquired Hudson RCI AB.

     Interest expense and other was $5.1 million in the second quarter of 2000, as compared to $4.0 million in the second quarter of 1999. This increase reflects increased borrowings as a result of the Hudson RCI and Tyco acquisitions as well as increased borrowings in the working capital revolving facility and higher interest rates.

     The Company provides for state and federal income taxes as a C corporation, although actual tax payments are expected to be substantially less than provided amounts due to the increase in tax basis of assets provided by the Section 338(h)(10) election made in conjunction with the April 1998 recapitalization.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 25, 1999

     Net sales, reported net of accrued rebates, were $72.6 million in the first half of 2000 as compared to $54.4 million in the first half of 1999, an increase of $18.2 million or 33.4%. Sales by the acquired Louis Gibeck AB (renamed Hudson RCI AB) were approximately $7.8 million, $6.2 million related to the acquired Tyco product line and $0.9 million related to the acquired Medimex product line. For the base Hudson product line, domestic hospital sales increased by $1.4 million, alternate site sales increased by $1.3 million, Canadian sales declined by $0.3 million and international sales increased by $0.9 million. Although demand was strong in all sectors of the business, sales were negatively impacted by shipping difficulties associated with the implementation of a new computer system. As a result, backlog was $4.0 million at June 30, 2000 as compared to $1.1 million at June 30, 1999.

     The Company's gross profit for the first half of 2000 was $35.2 million, an increase of $12.7 million or 56.3% over the first half of 1999. As a percentage of sales, the gross profit was 48.6% and 41.9% for the first half of 2000 and 1999, respectively. The improved margin was primarily due to higher-margin sales of the Hudson RCI AB product as well as the acquired Tyco products. In addition, higher production levels have resulted in lower per unit costs.

However, due to the shipping difficulties associated with the computer system implementation, production levels significantly exceeded sales levels and inventory levels have increased.

     Selling expenses were $7.7 million for the first half of 2000, a $2.6 million increase over the first half of 1999. This increase was due primarily to $1.3 million of costs related to the acquired Hudson RCI AB and $0.8 million of costs associated to the start-up German operation. Additionally, sales representatives were added in the Alternate Site market to service the growing demand.

     Distribution expenses were $3.5 million for the first half of 2000, a $1.5 million increase over the first half of 1999. This increase was primarily driven by the establishment of an Atlanta distribution facility in the third quarter of 1999, the addition of a second shift and overtime at all warehouses required to meet customer demand.

     General and administrative expenses were $8.3 million in the first half of 2000, an increase of $2.3 million or 37.7% over the first half of 1999. This increase was primarily the result of additional expenses associated with the acquired Hudson RCI AB business, the German start-up operation, training costs associated with the computer system implementation and increased staffing levels.

     Amortization of goodwill was $1.6 million for the first half of 2000, as compared to $0.1 million in the first half of 1999. This increase was primarily due to the Tyco and Hudson RCI AB acquisitions in the second half of 1999.

     Research & development costs were $1.2 million in the first half of 2000, as compared to $0.6 million in the first half of 1999. This increase was primarily due to expenses of the acquired Hudson RCI AB.

     Interest expenses and other was $10.5 million in the first half of 2000, as compared to $7.8 million in the first half of 1999. This increase reflects increased borrowings as a result of the Hudson RCI and Tyco acquisitions as well as increased borrowings in the working capital revolving facility and higher interest rates.

     The Company provides for state and federal income taxes as a C corporation, although actual tax payments are expected to be substantially less than provided amounts due to the increase in tax basis of assets provided by the Section 338(h)(10) election made in conjunction with the April 1998 recapitalization.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations and borrowings under its working capital bank facility. Cash provided by operations totaled $4.6 million and $1.1 million in the first six months of 1999 and 2000, respectively. The decrease from the first six months of 1999 to the first six months of 2000 is primarily attributable to higher working capital levels. The Company had operating working capital, excluding cash and short-term debt, of $38.4 million and $44.0 million as of December 31, 1999 and June 30, 2000, respectively. Inventories were $24.0 million and $30.9 million as of December 31, 1999 and June 30, 2000, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $30.4 million and $35.9 million at December 31, 1999 and June 30, 2000, respectively. The Company offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase. The Company established a sales office in Germany in the second quarter of 1999. While this will have the effect of increasing the Company's investment in inventories, management believes that it will also result in improved service to international customers as well as in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

     During the six months ended June 25, 1999, net cash used in investing activities was $3.6 million, reflecting purchases of computer software and manufacturing equipment. During the six months ended June 30, 2000, net cash used in investing activities was $5.8 million, primarily reflecting purchases of manufacturing equipment and implementation of a new enterprise resource planning software program. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2000 and 2001, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     During the six months ended June 25, 1999 and June 30, 2000, net cash (used in) provided by financing activities was $(0.1) million and $2.3 million, respectively, reflecting principally repayment and borrowing of the Company's facility.

     The Company has outstanding $214.0 million of indebtedness, consisting of $115.0 million of 9-1/8% Senior Subordinated Notes due 2008 (the "Subordinated Notes") issued in April 1998, borrowings of $75.5 million under the credit facility (the "Credit Facility") entered into in April 1998 and $7.5 million in notes payable to affiliates. In addition, LGAB has $16 million in outstanding borrowings under its bank facility. The Credit Facility consists of a $40.0 million term loan facility (the "Term Loan Facility") (all of which was funded in connection with the Company's April 1998 Recapitalization) and a $60.0 million revolving loan facility (the "Revolving Loan Facility"). The Subordinated Notes bear interest at the rate of 9-1/8%, payable semiannually, and will require no principal repayments until maturity. The Term Loan Facility matures on April 7, 2004 and requires principal repayments of between $3.0 million and $11.5 million each year until maturity, commencing on June 30, 1999. The Revolving Loan Facility matures on April 7, 2004 and bears interest based on a spread over either a Eurodollar or base rate.

     In connection with the LGAB acquisition, the Company borrowed $22.0 million pursuant to an unsecured promissory note payable to Holding's majority stockholder. The note bears interest at 12.0% per annum, matures in August 2006, and requires semiannual interest payments. As of June 30, 2000, $7.5 million remained outstanding on the note.

     In connection with the LGAB acquisition, the Company assumed debt owed by LGAB under its bank facility (the "LGAB Facility"), which was refinanced during 1999 and totaled $16 million as of June 30, 2000. The LGAB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR (the interest rate at or about 11:00 a.m. Stockholm time, two banking days before a draw-down date or the relevant interest period, quoted for deposits in krona) plus 0.75% to 1.75% (4.365% to 5.365% at June 30, 2000), matures in December 2003, and is secured by the common stock of LGAB.

     In connection with the Company's 1998 recapitalization, Holding issued 300,000 shares of its 11 1/2% Senior Exchangeable PIK Preferred Stock with an aggregate liquidation preference of $30,000,000 and subject to mandatory redemption at such liquidation preference (plus accrued and unpaid dividends) in 2010. Dividends are payable semiannually in arrears on April 15 and October 15 of each year. Dividends are payable in cash, except on dividend payment dates occurring on or prior to April 15, 2003, for which Holding has the option to issue additional shares of preferred stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividend.

     In connection with the Company's April 1998 recapitalization, the Company issued to Holding 300,000 shares of its 11-1/2% Senior PIK Preferred Stock due 2010 (the "Mirror Preferred Stock") with an aggregate liquidation preference of $30.0 million. Dividends are payable semi-annually in arrears on April 15 and October 15 each year. Dividends are payable in cash, except on dividend payment dates occurring on or prior to April 15, 2003, for which the Company has the option to issue additional shares of preferred stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. The preferred stock ranks junior in right of payment to all obligations of the Company and its subsidiaries.

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

     The Company believes that after giving effect to the 1999 acquisitions and the incurrence of indebtedness related thereto, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Revolving Loan Facility, will be sufficient over the next twelve months to fund anticipated capital expenditures and acquisitions and to make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the Credit Facility. The Company intends to selectively pursue strategic acquisitions, both domestically and internationally, to expand its product line, improve its market share positions and increase cash flows. Financing for such acquisitions is available, subject to limitations, under the Credit Facility. Any significant acquisition activity by the Company in excess of such amounts would require additional capital, which could be provided through capital contributions or debt financing. The Company has no commitments for such acquisition financing and to the extent financing is unavailable, acquisitions may be delayed or not completed.

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

                              RIVER HOLDING CORP.,
                              a Delaware corporation


August 14, 2000               By:  /s/ Jay R. Ogram
                                  ----------------
                                  Jay R. Ogram
                                  Chief Financial Officer
                                  (Duly Authorized Officer and Principal Financial Officer)