Form 10-Q
period 2000-09-30
RIVER HOLDING CORP
filed 2000-11-14
CIK 1061892

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period from __________ to __________

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

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 8,887,148 on November 14, 2000.
================================================================================

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                       QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
PART I.  FINANCIAL INFORMATION
          Item 1.  Condensed Consolidated Financial Statements of River Holding Corp.:

                        Condensed Consolidated Balance Sheets as of December 31, 1999 and
                        September 30, 2000 (unaudited).............................................................   1

                        Unaudited Condensed Consolidated Statements of Operations for the
                        Three Months Ended September 24, 1999 and September 30, 2000, and
                        the Nine Months Ended September 24, 1999 and September 30, 2000............................   3

                        Unaudited Condensed Consolidated Statements of Cash Flows for the
                        Nine Months Ended September 24, 1999 and September 30, 2000................................   4

                        Notes to Unaudited Condensed Consolidated Financial Statements.............................   6

                   Condensed Consolidated Financial Statements of Hudson Respiratory Care Inc.:

                        Condensed Consolidated Balance Sheets as of December 31, 1999 and
                        September 30, 2000 (unaudited).............................................................   7

                        Unaudited Condensed Consolidated Statements of Operations for the
                        Three Months Ended September 24, 1999 and September 30, 2000, and the
                        Nine Months Ended September 24, 1999 and September 30, 2000................................   9

                        Unaudited Condensed Consolidated Statements of Cash Flows for the
                        Nine Months Ended September 24, 1999 and September 30, 2000................................  10

                        Notes to Unaudited Condensed Consolidated Financial Statements.............................  12

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........  21
          Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....................................  27
PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings...............................................................................  28
          Item 2.  Changes in Securities...........................................................................  28
          Item 3.  Defaults Upon Senior Securities.................................................................  28
          Item 4.  Submission of Matters to a Vote of Security Holders.............................................  28
          Item 5.  Other Information...............................................................................  28
          Item 6.  Exhibits and Reports on Form 8-K................................................................  28
SIGNATURE..........................................................................................................  29

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                            (Amounts in thousands)

                                                                       December 31,           September 30,
                                                                          1999                    2000
                                                                       ------------           -------------
                                                                                               (unaudited)
CURRENT ASSETS:

 Cash..............................................................    $      2,917           $       1,804
 Accounts receivable, less allowance for doubtful accounts of $973 and $1,281 at December 31, 1999 and September 30, 2000,
  respectively.....................................................          30,425                  37,221
 Inventories.......................................................          24,043                  35,139
 Other current assets..............................................           4,945                   2,416
                                                                       ------------           -------------
   Total current assets............................................          62,330                  76,580

PROPERTY, PLANT AND EQUIPMENT, NET.................................          54,341                  56,412

OTHER ASSETS:
 Deferred tax asset, net...........................................          11,342                   7,492
 Deferred financing costs, net.....................................          11,134                   9,729
 Other assets......................................................             222                      77
 Goodwill, net.....................................................         205,592                 201,399
                                                                       ------------           -------------
   Total other assets..............................................         228,290                 218,697
                                                                       ------------           -------------
    Total assets...................................................    $    344,961           $     351,689
                                                                       ============           =============


                The accompanying notes are an integral part of
                 these condensed consolidated balance sheets.

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

             LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                           AND STOCKHOLDERS' EQUITY

                 (Amounts in thousands, except per share data)


                                                                       December 31,        September 30,
                                                                            1999               2000
                                                                       ------------        -------------
                                                                                            (unaudited)
CURRENT LIABILITIES:

 Notes payable to banks............................................    $    6,673           $    8,030
 Accounts payable..................................................         6,268               12,379
 Accrued liabilities...............................................        11,700               16,666
 Other current liabilities.........................................         1,485                1,385
                                                                       ----------           ----------
   Total current liabilities.......................................        26,126               38,460

NOTE PAYABLE TO STOCKHOLDER, net of current portion................         7,508                8,009
NOTES PAYABLE TO BANKS, net of current portion.....................        82,513               78,825
SENIOR SUBORDINATED NOTES PAYABLE..................................       115,000              115,000
                                                                       ----------           ----------
 Total liabilities.................................................       231,147              240,294
                                                                       ----------           ----------

MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value:
 authorized--1,800 shares; issued and outstanding--356 shares and
 376 shares at December 31, 1999 and September 30, 2000,
 respectively; liquidation preference:  $35,558 and $37,603,
 respectively......................................................        34,558               36,603
 Accrued preferred stock dividend, payable in kind.................           863                2,041
                                                                       ----------           ----------
                                                                           35,421               38,644
                                                                       ----------           ----------
STOCKHOLDERS' EQUITY:

 Common stock, no par value:  authorized--15,000 shares; issued and
  outstanding--8,544 shares........................................        91,748               91,748
 Cumulative translation adjustment.................................          (398)              (2,390)
 Accumulated deficit...............................................       (12,957)             (16,607)
                                                                       ----------           ----------
   Total stockholders' equity......................................        78,393               72,751
                                                                       ----------           ----------
    Total liabilities, mandatorily-redeemable preferred stock and
     stockholders' equity..........................................    $  344,961           $  351,689
                                                                       ==========           ==========

                The accompanying notes are an integral part of
                 these condensed consolidated balance sheets.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Amounts in thousands)


                                                                 Three Months Ended                       Nine Months Ended
                                                         ----------------------------------       ---------------------------------
                                                         September 24,        September 30,       September 24,        September 30,
                                                             1999                 2000                1999                 2000
                                                         -------------        -------------       -------------        -------------
NET SALES..............................................  $   30,827           $   41,111          $   85,270           $ 113,729
COST OF SALES..........................................      19,207               19,587              51,978              56,915
                                                         -------------        -------------       -------------        -------------
   Gross profit........................................      11,620               21,524              33,292              56,814
                                                         -------------        -------------       -------------        -------------

OPERATING EXPENSES:
 Selling, distribution and general and administrative..       8,808               12,310              22,214              34,584
 Amortization of goodwill..............................       1,270                2,036               3,810               4,576
 Research and development..............................         650                  533               1,293               1,782
                                                         -------------        -------------       -------------        -------------
                                                             10,728               14,879              27,317              40,942
                                                         -------------        -------------       -------------        -------------
   Income from operations..............................         892                6,645               5,975              15,872

INTEREST AND OTHER EXPENSE.............................      (4,342)              (5,812)            (12,141)            (16,278)
                                                         -------------        -------------       -------------        -------------

Income (Loss) before provision (benefit) for income
   taxes...............................................      (3,450)                 833              (6,166)               (406)

PROVISION (BENEFIT) FOR INCOME TAXES...................        (796)                 271              (1,918)                 18
                                                         -------------        -------------       -------------        -------------
   Net Income (Loss)...................................      (2,654)                 562              (4,248)               (424)

OTHER COMPREHENSIVE INCOME (LOSS):
 Foreign currency translation loss.....................        (220)              (2,299)               (364)             (1,992)
                                                         -------------        -------------       -------------        -------------
   Comprehensive loss..................................  $   (2,874)          $   (1,737)         $   (4,612)          $  (2,416)
                                                         =============        =============       =============        =============

                The accompanying notes are an integral part of
              these unaudited condensed consolidated statements.

                     RIVER HOLDING CORP. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Amounts in thousands)


                                                                                                  Nine Months Ended
                                                                                        ----------------------------------------
                                                                                          September 24,         September 30,
                                                                                              1999                  2000
                                                                                        ------------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...........................................................................    $        (4,248)      $        (424)
 Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization...................................................             12,346              14,905
    Decrease (increase) in accounts receivable......................................              1,964              (6,796)
    Increase in inventories.........................................................             (3,936)            (11,096)
    Increase (decrease) in other current assets.....................................               (213)              2,529
    Increase (decrease) in other assets.............................................               (508)                145
    Deferred tax benefit............................................................             (1,452)             (1,819)
    (Decrease) increase in accounts payable.........................................             (3,918)              6,111
    Decrease in other current liabilities...........................................             (1,189)                (99)
    Increase in other non-current liabilities.......................................                250                  --
    Increase in accrued liabilities.................................................              5,664               4,962
                                                                                        ------------------    ------------------
      Net cash provided by operating activities.....................................              4,760               8,418

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.........................................             (6,876)             (8,356)
 Acquisition of Louis Gibeck AB stock, net of cash acquired of $8,208...............            (38,750)                 --
 Increase in intangible assets......................................................                 --               2,648
                                                                                        ------------------    ------------------
   Net cash used in investing activities............................................    $       (45,626)      $      (5,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to banks................................................             (9,000)              5,069
 Proceeds from (repayments of) bank borrowings......................................             14,171              (7,400)
 Borrowings on notes from affiliates................................................             22,000                 500
 Sale of common stock, net of transaction costs.....................................             22,000                  --
                                                                                        ------------------    ------------------
   Net cash provided by financing activities........................................             49,171              (1,831)

Effect of exchange rate changes on cash.............................................               (364)             (1,992)
                                                                                        ------------------    ------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
 INVESTMENTS........................................................................              7,941              (1,113)

CASH AND SHORT-TERM INVESTMENTS, beginning of period................................                507               2,917
                                                                                        ------------------    ------------------
CASH AND SHORT-TERM INVESTMENTS, end of period......................................    $         8,448       $       1,804
                                                                                        ==================    ==================


                                                                           Nine Months Ended
                                                                ----------------------------------------
                                                                  September 24,         September 30,
                                                                      1999                  2000
                                                                -----------------       ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest.................................................    $           7,971       $         8,275
                                                                =================       ================
DETAILS OF ACQUISITIONS:
 Acquisition price..........................................    $          53,581       $            --
 Less:  cash acquired.......................................               (8,208)                   --
 Less:  common stock issued for acquisition.................               (6,623)                   --
                                                                -----------------       ---------------
 Net cash paid for acquisitions.............................    $          38,750       $            --
                                                                =================       ===============
NON-CASH FINANCING ACTIVITIES:
 Preferred dividends accrued or paid-in-kind...............     $           2,868       $         3,223
                                                                =================       ================
 Common stock issued for acquisition.......................     $           6,623       $            --
                                                                =================       ================

                The accompanying notes are an integral part of
              these unaudited condensed consolidated statements.

                      RIVER HOLDING CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


1.       Financial Statements. The condensed consolidated financial statements
         --------------------
included herein have been prepared by River Holding Corp. ("Holding") and Hudson Respiratory Care, Inc. ("Hudson" or the "Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2000 and the results of operations and cash flows for the three and nine month periods ended
September 24, 1999 and September 30, 2000 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although Holding believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the audited consolidated balance sheet of Holding as of December 31, 1999 and with the Company's 1999 audited financial statements and the notes thereto included in Holding's Form 10-K filed with the SEC. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be achieved for a full year. Holding has no operations apart from those conducted by its majority-owned subsidiary, Hudson RCI and its subsidiaries.

2. Acquisitions. During 1999, the Company completed certain business acquisitions, the most significant of which was Louis Gibeck AB ("LGAB").

         Had the acquisition of LGAB occurred at the beginning of the prior fiscal year, the unaudited pro forma net sales and net loss for Holding would be as follows (amounts in thousands):

                                                                                           Nine Months Ended
                                                                                              September 24,
                                                                                                  1999
                                                                                            ------------------
                                                                                               (unaudited)
Net sales................................................................................      $     40,261
                                                                                                ===========
Net loss.................................................................................      $     (3,290)
                                                                                                ===========


3.       Inventories.  Inventories consisted of the following (amounts in
         -----------
thousands):


                                                                              December 31,     September 30,
                                                                                  1999             2000
                                                                             ---------------  ----------------
                                                                                                (unaudited)
                                                                                              ----------------
Raw materials................................................................   $  5,901         $
Work-in-process..............................................................      5,682
Finished goods...............................................................     12,460
                                                                                ---------        ----------
                                                                                $ 24,043         $   35,139
                                                                                =========        ==========

4.       Bank Notes Payable. During the third quarter 2000, certain covenant
         ------------------
provisions of the existing bank loan agreement were amended.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                            (Amounts in thousands)

                                                                      December 31,         September 30,
                                                                         1999                  2000
                                                                     -------------        --------------
                                                                                            (unaudited)
CURRENT ASSETS:
    Cash.....................................................         $    2,917            $    1,804

    Accounts receivable, less allowance for doubtful
      accounts of $973 and $1,281 at December 31, 1999 and
      September 30, 2000, respectively........................            30,425                37,221

    Inventories..............................................             24,043                35,139

    Other current assets.....................................              4,612                 2,083
                                                                      ----------             ---------
    Total current assets.....................................             61,997                76,247

PROPERTY, PLANT AND EQUIPMENT, net...........................             42,476                46,241

OTHER ASSETS:
    Intangible assets, net...................................             66,970                60,918

    Deferred financing costs, net............................             11,134                 9,729

    Deferred tax asset, net..................................             68,943                68,560

    Other assets.............................................                299                   154
                                                                      ----------             ---------
       Total other assets....................................            147,346               139,361
                                                                      ----------             ---------
          Total assets.......................................         $  251,819             $ 261,849
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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

                 (Amounts in thousands, except per share data)

                                                              December 31,      September 30,
                                                                  1999              2000
                                                              ------------      -------------
                                                                                 (unaudited)
CURRENT LIABILITIES:
 Notes payable to banks....................................    $   6,673         $   8,030
 Accounts payable..........................................        6,168            12,279
 Accrued liabilities.......................................       11,700            16,665
 Other current liabilities.................................        1,485             1,385
                                                               ---------         ---------
   Total current liabilities...............................       26,026            38,359
NOTE PAYABLE TO AFFILIATE..................................        7,508             8,009
NOTES PAYABLE TO BANKS, net of current portion.............       82,513            78,825
SENIOR SUBORDINATED NOTES PAYABLE..........................      115,000           115,000
                                                               ---------         ---------
   Total liabilities.......................................      231,047           240,193
                                                               ---------         ---------

MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value:
 authorized 1,800 shares; issued and outstanding 356
 shares and 376 shares at December 31, 1999 and September
 30, 2000, respectively; liquidation preference:  $35,558
 and $37,603, respectively.................................       34,558            36,603

 Accrued preferred stock dividend, payable in kind.........          863             2,041
                                                               ---------         ---------
                                                                  35,421            38,644
                                                               ---------         ---------
STOCKHOLDERS' EQUITY (DEFICIT):

 Common stock, $0.01 par value:  authorized 15,000 shares;
  issued and outstanding--10,044...........................       92,158            92,158
  Cumulative translation adjustment........................         (862)           (2,854)
  Accumulated deficit......................................     (105,945)         (106,292)
                                                               ---------         ---------
   Total stockholders' equity (deficit)....................      (14,649)          (16,988)
                                                               ---------         ---------
    Total liabilities, mandatorily-redeemable preferred
    stock and stockholders' equity (deficit)...............    $ 251,819         $ 261,849
                                                               =========         =========

                The accompanying notes are an integral part of
                 these condensed consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Amounts in thousands)

                                                                      Three Months                    Nine Months
                                                                          Ended                          Ended
                                                              ----------------------------    -----------------------------
                                                              September 24,   September 30,   September 24,   September 30,
                                                                   1999          2000             1999           2000
                                                              ------------    -------------   --------------  -------------
NET SALES.................................................        $30,827         $41,111          $ 85,270       $113,729
COST OF SALES.............................................         18,642          19,587            50,283         56,915
                                                                  -------         -------          --------       --------
   Gross profit...........................................         12,185          21,524            34,987         56,814
                                                                  -------         -------          --------       --------
OPERATING EXPENSES:
 Selling, distribution, general and administrative........          8,207          11,745            21,490         31,270
 Amortization of goodwill.................................            601             767               724          2,387
 Research and development.................................            651             533             1,295          1,782
                                                                  -------         -------          --------       --------
                                                                    9,459          13,045            23,509         35,439
                                                                  -------         -------          --------       --------
   Income from operations.................................          2,726           8,479            11,478         21,375

INTEREST AND OTHER EXPENSE................................         (4,342)         (5,812)          (12,140)       (16,279)
                                                                  -------         -------          --------       --------
   Net income (loss) before (benefit) provision for
    income taxes..........................................         (1,616)          2,667              (662)         5,096

PROVISION (BENEFIT) FOR INCOME TAXES......................            (62)          1,005               284          2,220
                                                                  -------         -------          --------       --------
   Net income (loss)......................................         (1,554)          1,662              (946)         2,876

OTHER COMPREHENSIVE INCOME (LOSS):
 Foreign currency translation loss........................           (220)         (2,299)             (364)        (1,992)
                                                                  -------         -------          --------       --------
   Comprehensive income (loss)............................        $(1,774)        $  (637)         $ (1,310)      $    884
                                                                  =======         =======          ========       ========

                The accompanying notes are an integral part of
              these unaudited condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amount in thousands)

                                                                                         Nine Months Ended
                                                                                    ----------------------------
                                                                                    September 24,  September 30,
                                                                                        1999            2000
                                                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income..................................................................    $   (946)     $  2,876
 Adjustments to reconcile net (loss) income to net cash provided by operating activities--
    Depreciation and amortization...................................................       5,817         8,780
    Amortization of deferred financing costs........................................       1,024           620
    Deferred taxes..................................................................         720           383
 Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable......................................       1,964        (6,796)
    Increase in inventories.........................................................      (3,936)      (11,096)
    Decrease (increase) in other current assets.....................................        (213)        2,529
    (Increase) decrease in other assets.............................................        (508)          145
    Increase in accounts payable....................................................       3,918         6,111
    Increase in accrued liabilities.................................................       5,695         4,965
    Decrease in other current liabilities...........................................      (1,189)          (99)
    Increase in other non-current liabilities.......................................         250             0
                                                                                        --------      --------
      Net cash provided by operating activities.....................................       4,760         8,418
                                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.........................................      (6,876)       (8,356)
 Acquisition of Louis Gibeck AB Stock, net of cash acquired of $8,208...............     (38,750)           --
 Increase in intangible assets......................................................                     2,648
                                                                                        --------      --------
 Net cash used in investing activities..............................................     (45,626)       (5,708)
                                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of notes payable to banks...............................................      (9,000)       (7,400)
 Proceeds from bank borrowings......................................................      14,171         5,569
 Proceeds from note payable to affiliate............................................      22,000            --
 Sale of common and preferred stock, net of transaction costs.......................      22,000            --
                                                                                        --------      --------
    Net cash provided by (used in) financing activities.............................      49,171        (1,831)
                                                                                        --------      --------
Effect of exchange rate changes on cash.............................................        (364)       (1,992)
                                                                                        --------      --------
NET INCREASE (DECREASE) IN CASH.....................................................       7,941        (1,113)

CASH beginning of period............................................................         507         2,917
                                                                                        --------      --------
CASH end of period..................................................................    $  8,448      $  1,804
                                                                                        ========      ========

                                                                               Nine Months Ended
                                                                          ----------------------------
                                                                          September 24,  September 30,
                                                                              1999            2000
                                                                          -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest.....................................................             $ 7,971        $8,275
                                                                             =======        =======
DETAILS OF ACQUISITIONS:
 Acquisition price...............................................            $53,581        $   --
 Less:  cash acquired............................................             (8,208)           --
 Less: common stock issued for acquisition.......................             (6,623)           --
                                                                             -------        -------
 Net cash paid for acquisition...................................            $38,750        $   --
                                                                             =======        =======
NON-CASH FINANCING ACTIVITIES:
 Preferred dividends accrued or paid-in-kind.....................            $ 2,868        $3,223
                                                                             =======        =======
 Common stock issued for acquisition.............................            $ 6,623        $   --
                                                                             =======        =======

                The accompanying notes are an integral part of
              these unaudited condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

1.  Financial Statements. The condensed consolidated financial statements
    --------------------
included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2000, and the results of operations and cash flows for the three and nine month periods ended September 24, 1999 and September 30, 2000 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 1999 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and nine month periods ended September 24, 1999 and September 30, 2000 are not necessarily indicative of the results to be achieved for a full year.

2.   Acquisitions.  During 1999, the Company completed certain business
     ------------
acquisitions, the most significant of which was the acquisition of Louis Gibeck AB ("LGAB").

     Had the acquisition of LGAB occurred at the beginning of the prior fiscal year, the unaudited pro forma net sales and net loss would be as follows (amounts in thousands):

                                        Nine Months Ended
                                          September 24,
                                              1999
                                        ------------------
                                           (unaudited)
Net sales...............................      $94,704
                                              =======
Net loss................................      $(1,582)
                                              =======



3.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):

                                           December 31,   September 30,
                                              1999            2000
                                           -------------  -------------
                                                           (unaudited)
Raw materials.............................    $ 5,901      $
Work-in-process...........................      5,682
Finished goods............................     12,460
                                              -------      ----------
                                              $24,043      $35,139
                                              =======      ==========

4. Bank Notes Payable. During the third quarter 2000, certain covenant
   ------------------
   provisions of the existing bank loan agreement were amended.

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

                               September 30, 2000

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET



                                                              As of September 30, 2000
                                                  ---------------------------------------------------
                                                  Guarantor    Non-Guarantor    Adjustments     Total
                                                  ---------    -------------    -----------     -----
CURRENT ASSETS:
 Cash.........................................     $     51      $ 1,753          $     --    $  1,804
 Accounts receivable, net.....................       33,352        5,480            (1,611)     37,221
 Inventories..................................       32,292        3,973            (1,126)     35,139
 Other current assets.........................        3,990       20,461           (22,368)      2,083
                                                   --------      -------          --------    --------
   Total current assets.......................       69,685       31,667           (25,105)     76,247

PROPERTY, PLANT AND EQUIPMENT, NET                   45,250          991                --      46,241

OTHER ASSETS:
 Intangible assets, net.......................       21,517       39,401                --      60,918
 Deferred financing costs, net................        9,729           --                --       9,729
 Deferred tax asset, net......................       67,925          635                --      68,560
 Investment in non-guarantor subsidiaries.....       29,245           --           (29,245)         --
 Other........................................          728          151              (725)        154
                                                   --------      -------          --------    --------
   Total other assets.........................      129,144       40,187           (29,970)    139,361
                                                   --------      -------          --------    --------
    Total assets..............................     $244,079      $72,845          $(55,075)   $261,849
                                                   ========      =======          ========    ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                As of September 30, 2000
                                                    ----------------------------------------------------
                                                     Guarantor    Non-Guarantor    Adjustments    Total
                                                    ----------    -------------    -----------    -----
CURRENT LIABILITIES:
 Notes payable to banks.........................    $  7,000       $  1,030        $    -       $  8,030
 Accounts payable...............................      14,727          3,926           (6,374)     12,279
 Accrued liabilities............................      12,034          4,631             -         16,665
 Other current liabilities......................       1,440         17,827          (17,882)      1,385
                                                    --------       --------        ---------    --------
   Total current liabilities....................      35,201         27,414          (24,256)     38,359

OTHER LIABILITIES:
 Note payable to affiliate......................         -            8,009             -          8,009
 Notes payable to banks, net of current portion.      66,000         12,825             -         78,825
 Senior subordinated notes......................     115,000           -                -        115,000
                                                    --------       --------        ---------    --------
   Total liabilities............................     216,201         48,248          (24,256)    240,193
                                                    --------       --------        ---------    --------
Mandatorily-redeemable preferred stock..........      38,644            -               -         38,644
                                                    --------       --------        ---------    --------
STOCKHOLDERS' EQUITY (DEFICIT)..................     (10,765)        24,597          (30,820)    (16,988)
                                                    --------       --------        ---------    --------
                                                     244,080         72,845          (55,076)    261,849
                                                    ========       ========        =========    ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                    Three Months Ended September 30, 2000
                                                                ----------------------------------------------
                                                                              Non-
                                                                Guarantor     Guarantor    Adjustments      Total
                                                                --------      --------     -----------      -----
NET SALES...................................................    $37,533       $ 7,584      $ (4,006)      $ 41,111
COST OF SALES...............................................     21,203         2,390        (4,006)        19,587
                                                                -------       -------      --------       --------
 Gross profit...............................................     16,330         5,194             -         21,524
OPERATING EXPENSES:
 Selling, distribution, general and administrative..........      9,867         1,878             -         11,745
 Goodwill amortization......................................        279           488             -            767
 Research and development...................................        217           316             -            533
                                                                -------       -------       -------       --------
 Income from operations.....................................      5,967         2,512             -          8,479
                                                                -------       -------       -------       --------
INTEREST AND OTHER EXPENSE..................................     (4,804)       (1,008)            -         (5,812)
                                                                -------       -------       -------       --------
 Income before provision for income taxes...................      1,163         1,504             -          2,667
 PROVISION (BENEFIT) FOR INCOME TAXES.......................        453           552             -          1,005
                                                                -------       -------       -------       --------
 Net income ................................................    $   710       $   952       $     -       $  1,662
                                                                =======       =======       =======       ========
Depreciation and amortization...............................    $ 2,752       $   718       $     -       $  3,470
                                                                =======       =======       =======       ========
Adjusted EBITDA (a).........................................    $ 8,998       $ 3,718       $     -       $ 12,716
                                                                =======       =======       =======       ========

-----------------------

(a) Adjusted EBITDA represents income before depreciation and amortization,
    interest expense and income tax expense.   Adjusted EBITDA is not a measure
    of performance under accounting principles generally accepted in the United States, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States, or as a measure of profitability or liquidity.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                  Nine Months Ended September 30, 2000
                                                             --------------------------------------------------
                                                                              Non-
                                                                Guarantor   Guarantor    Adjustments     Total
                                                               ----------   ---------    -----------   --------
NET SALES.................................................     $101,551     $21,256      $(9,078)      $113,729
COST OF SALES.............................................       57,166       8,627       (8,878)        56,915
                                                               --------     -------      -------       --------
 Gross profit.............................................       44,385      12,629         (200)        56,814
OPERATING EXPENSES:
 Selling, distribution, general and administrative........       25,949       5,321           --         31,270
 Goodwill amortization....................................          877       1,510           --          2,387
 Research and development.................................          789         993           --          1,782
                                                               --------     -------      -------       --------
 Income from operations...................................       16,770       4,805         (200)        21,374
                                                               --------     -------      -------       --------
INTEREST AND OTHER EXPENSE................................      (13,954)     (2,325)          --        (16,279)
                                                               --------     -------      -------       --------
 Income before provision for income taxes.................        2,816       2,480         (200)         5,096
 PROVISION FOR INCOME TAXES...............................        1,152       1,068           --          2,220
                                                               --------     -------      -------       --------
 Net income...............................................     $  1,664     $ 1,412      $  (200)      $  2,876
                                                               ========     =======      =======       ========
Depreciation and amortization.............................     $  6,852     $ 1,928      $    --       $  8,780
                                                               ========     =======      =======       ========
Adjusted EBITDA(b)........................................     $ 24,429     $ 8,243      $  (200)      $ 32,542
                                                               ========     =======      =======       ========

_____________________
(a) Adjusted EBITDA represents income before depreciation and amortization,
    interest expense and income tax expense.   Adjusted EBITDA is not a measure
    of performance under accounting principles generally accepted in the United States, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States, or as a measure of profitability or liquidity.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                    Nine Months Ended September 30, 2000
                                                                 -------------------------------------------
                                                                                      Non-
                                                                  Guarantor        Guarantor         Total
                                                                 ------------     ------------     -----------
Net cash provided by operating activities.....................   $ 1,413          $ 7,005          $ 8,418
Net cash used in investing activities.........................    (2,843)          (2,865)          (5,708)
Net cash provided by (used in) financing activities...........     1,400           (3,231)          (1,831)
Effect of exchange rate changes on cash.......................      (117)          (1,875)          (1,992)
                                                                 ------------     -------------    -----------
NET DECREASE IN CASH..........................................      (147)            (966)          (1,113)
CASH, beginning of period.....................................       184            2,733            2,917
                                                                 ------------     -------------    -----------
CASH, end of period...........................................   $    37          $ 1,767          $ 1,804
                                                                 ============     ==============   ===========

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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                  (unaudited)

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                         ASSETS
                                                                                As of December 31, 1999
                                                                --------------------------------------------------
                                                                                Non-
                                                                Guarantor     Guarantor     Adjustments     Total
CURRENT ASSETS:
  Cash.............................................             $    104      $  2,733              -      $   2,917
  Accounts receivable..............................               28,329         2,096              -         30,425
  Inventories......................................               21,124         4,065         (1,146)        24,043
  Other current assets.............................                4,578        16,673        (16,639)         4,612
                                                                --------      --------       --------      ---------
    Total current assets...........................               54,215        25,567        (17,785)        61,997

PROPERTY, PLANT AND EQUIPMENT,  net................               41,336         1,141              -         42,476

OTHER ASSETS:
  Intangible assets, net...........................               22,770        44,220              -         66,970
  Deferred financing costs, net....................               10,749           105              -         11,134
  Deferred tax asset...............................               68,600           223            120         60,943
  Investment in non-guarantor subsidiaries.........               29,245             -        (20,245)             -
  Other assets.....................................                  833           162           (600)           299
                                                                --------      --------       --------      ---------
    Total other assets.............................              132,197        44,970        (29,821)       147,346
                                                                --------      --------       --------      ---------
                                                                $227,747      $ 71,678       $(47,600)      (251,819)
                                                                ========      ========       ========      =========

                                        LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                                                 AND STOCKHOLDERS' EQUITY DEFICIT

CURRENT LIABILITIES:
  Notes payable to bank............................             $  5,500      $  1,173       $      -      $   6,673
  Accounts payable.................................                6,625         1,550         (2,016)         6,168
  Accrued liabilities..............................                8,344         3,356              -         11,700
  Other current liabilities........................                  450        10,876         (9,849)         1,485
                                                                --------      --------       --------      ---------
    Total current liabilities......................               20,927        16,964        (11,065)        26,026

NOTE PAYABLE TO AFFILIATE..........................                    -        13,906         (6,398)         7,508
NOTES PAYABLE TO BANK, net of current portion......               66,100        16,413              -         82,513
SENIOR SUBORDINATED NOTES..........................              115,000             -              -        115,000
                                                                --------      --------       --------      ---------
    Total liabilities..............................              202,027        47,283        (19,263)       231,047
                                                                --------      --------       --------      ---------
Mandatorily-redeemable preferred stock.............               35,421             -              -         35,421
STOCKHOLDERS' EQUITY (DEFICIT).....................               (9,701)       24,395        (29,343)       (14,649)
                                                                --------      --------       --------      ---------
                                                                $227,747      $ 71,678       $(47,600)     $ 251,819
                                                                ========      ========       ========      =========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 24, 1999
                              ------------------
                                  (unaudited)

                                                                                 Three Months Ended September 24, 1999
                                                                        --------------------------------------------------------
                                                                                        Non-
                                                                        Guarantor     Guarantor      Adjustments(a)       Total
                                                                        ---------     ---------      --------------      -------
NET SALES............................................................   $28,145       $  3,469           $(787)          $30,827
COST OF SALES........................................................    16,448          2,355            (161)           18,642
                                                                        -------       --------           -----           -------
   Gross Profit......................................................    11,697          1,114            (626)           12,185

OPERATING EXPENSES:
   Selling, distribution, general and administrative.................     6,758           2,050              --            8,808
   Research and development..........................................      326             325              --               651
                                                                        -------       --------           -----           -------
                                                                          7,084          2,375              --             9,459
                                                                        -------       --------           -----           -------
      Income (loss) from operations..................................     4,613         (1,261)           (626)            2,726
                                                                        -------       --------           -----           -------
OTHER INCOME AND (EXPENSES):
   Interest expense..................................................    (3,884)          (466)             --            (4,350)
   Other, net........................................................         8             --              --                 8
                                                                        -------       --------           -----           -------
                                                                         (3,876)          (466)             --            (4,342)
                                                                        -------       --------           -----           -------
   Income (loss) before provision (benefit) for income taxes.........       737         (1,727)           (626)           (1,616)
PROVISION (BENEFIT) FOR INCOME TAXES.................................       188           (250)             --               (62)
                                                                        -------       --------           -----           -------
NET INCOME (LOSS)....................................................   $   549        $(1,577)          $(626)          $(1,554)
                                                                        =======        =======           =====           =======
                                                                                 Nine Months Ended September 24, 1999
                                                                       ---------------------------------------------------------
                                                                                        Non-
                                                                       Guarantor      Guarantor      Adjustments(a)       Total
                                                                       ---------      ---------      --------------      -------
   ..................................................................
NET SALES............................................................  $ 82,588       $  3,469           $(787)          $85,270
COST OF SALES........................................................    48,089          2,355            (161)           50,283
                                                                       --------       --------           -----           -------
   Gross Profit......................................................    34,499          1,114            (626)           34,987

OPERATING EXPENSES:
   Selling, distribution, general and administrative.................    20,164          2,050              --            22,214
   Research and development..........................................       970            325              --             1,295
                                                                       --------       --------           -----           -------
                                                                         21,134          2,375              --            23,509
                                                                       --------       --------           -----           -------
      Income (loss) from operations..................................    13,365          1,261            (626)           11,478
                                                                       --------       --------           -----           -------
OTHER INCOME AND (EXPENSES):
   Interest expense..................................................   (11,727)          (303)             --           (12,110)
   Other, net........................................................        53            (83)             --               (30)
                                                                       --------       --------           -----           -------
                                                                        (11,674)          (466)             --           (12,140)
                                                                       --------       --------           -----           -------
   Income (loss) before provision (benefit) for income taxes.........     1,691         (1,727)           (626)             (662)
PROVISION (BENEFIT) FOR INCOME TAXES.................................       534           (250)             --               284
                                                                       --------       --------           -----           -------
NET INCOME (LOSS)....................................................  $  1,157        $(1,477)          $(626)          $  (946)
                                                                       ========        =======           =====           =======

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                ---------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------

                              September 24, 1999
                             ------------------
                                  (unaudited)



                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended September 24, 1999
                                                                    -------------------------------------------------
                                                                                                Non-
                                                                                 Guarantor    Guarantor      Total
                                                                                 ---------    ---------      --------
Net cash provided by (used in) operating activities.........................    $  8,733       $ (3,973)      $  4,760

Net cash used in investing activities.......................................     (28,876)       (16,750)       (45,626)

Net cash provided by financing activities...................................      20,000         29,171         49,171

Effect of exchange rate changes on cash.....................................        (364)            --           (364)
                                                                                 --------      --------      ---------
NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
 INVESTMENTS................................................................        (507)         8,448          7,941

CASH AND SHORT-TERM INVESTMENTS,
 beginning of period........................................................         507             --            507
                                                                                --------       --------       --------
CASH AND SHORT-TERM INVESTMENTS,
 end of period..............................................................    $     --       $  8,448       $  8,448
                                                                                --------       --------       --------

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

Recent Developments

     On October 28, 2000, the Company acquired certain assets of Tyco Healthcare LP ("Tyco"), including Tyco's Sheridan line of endotreacheal tubes for a cash purchase price of approximately $18.0 million. The Tyco acquisition was funded with $12.0 million of borrowings under the Company's $60.0 million revolving line of credit and $6.0 million additional equity provided by existing shareholders.

     The Company established a sales office located in Germany in the second quarter of 1999. It is anticipated that this operation will better equip the Company to more aggressively pursue sales in the German market. The German operation had a negative impact on the Company's results of approximately $0.8
million in the first nine months of 2000.   It is anticipated that the Company's
earnings will be positively impacted by the German operation for the remainder of fiscal 2000 and beyond.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                            Three Month Period Ended      Nine Month Period Ended
                                                                  (unaudited)                   (unaudited)
                                                           ---------------------------  ----------------------------
                                                           September 24, September 30,  September 24,  September 30,
                                                               1999          2000           1999           2000
                                                           ------------- -------------  -------------  -------------
                                                                 (in thousands)               (in thousands)

Net sales...............................................   $     30,827  $     41,111   $     85,270   $    113,729
Cost of sales...........................................         18,642        19,587         50,283         56,915
                                                           ------------- -------------  -------------  -------------
         Gross profit...................................         12,185        21,524         34,987         56,814
Selling expenses........................................          3,296         4,098          8,408         11,813
Distribution expenses...................................          1,488         3,102          3,448          6,565
General and administrative expenses.....................          3,423         4,545          9,634         12,892
Amortization of goodwill................................            601           767            724          2,387
Research and development expenses.......................            651           533          1,295          1,782
                                                           ------------- -------------  -------------  -------------
         Total operating expenses.......................          9,459        13,045         23,509         35,439
                                                           ------------- -------------  -------------  -------------
         Operating income...............................   $      2,726  $      8,479   $     11,478   $     21,375
                                                           ============= =============  =============  =============


                                                            Three Month Period Ended     Nine Month Period Ended
                                                                  (unaudited)                  (unaudited)
                                                           ---------------------------  ----------------------------
                                                           September 24, September 30 , September 24,September 30,
                                                               1999          2000           1999          2000
                                                           ------------- -------------  -------------  -------------
Net sales...............................................        100.0 %       100.0 %        100.0 %     100.0%
Cost of sales...........................................         60.5          47.6           59.0        50.0
                                                           ------------- -------------  -------------  -------------
         Gross profit...................................         39.5          52.4           41.0        50.0
Selling expenses........................................         10.7          10.0            9.9        10.4
Distribution expenses...................................          4.8           7.5            4.0         5.8
General and administrative expenses.....................         11.1          11.1           11.3        11.3
Amortization of goodwill................................          1.9           1.8            0.8         2.1
Research and development expenses.......................          2.2           1.3            1.5         1.6
                                                           ------------- -------------  -------------  -------------
         Total operating expenses.......................         30.6          31.1           27.5        31.2
                                                           ------------- -------------  -------------  -------------
         Operating income...............................          8.9 %        21.3 %         13.5 %      18.8%
                                                           ============= =============  =============  =============

Three Months Ended September 30, 2000 Compared to Three Months Ended September 24, 1999

     Net sales, reported net of accrued rebates, were $41.1 million in the third quarter of 2000 as compared to $30.8 million in the third quarter of 1999, an increase of $10.3 million or 33.4%. Sales by the acquired Hudson RCI AB increased approximately $0.6 million, $3.5 million related to the acquired Tyco IBE product line and $0.4 million related to the acquired Medimex product line. For the base Hudson product line, Domestic Hospital sales increased by $2.0 million, primarily due to increased demand by GPO customers. Alternate Site sales increased by $0.7 million, as market share continues to grow in this
market.   Canadian sales increased by $0.3 million.
International sales increased
by $1.8 million, due to growth in the Germany and the Far East. OEM sales increased by $1.0 million, due to sales of the Tyco IBE product.

     The Company's gross profit for the third quarter of 2000 was $21.5 million, an increase of $9.3 million or 76.7% over the third quarter of 1999. As a percentage of sales, the gross profit was 52.3% and 39.5% for the third quarter of 2000 and 1999, respectively. The higher margin was primarily due to higher-margin sales of the Hudson RCI AB product as well as the Tyco products and the amortization of the write-up of inventory at the acquired Hudson RCI AB.

     Selling expenses were $4.1 million for the third quarter of 2000, a $0.8 million increase over the third quarter of 1999. This increase was due primarily to the start-up of a U.K.-based sales office.

     Distribution expenses were $3.1 million for the third quarter of 2000, a $1.6 million increase over the third quarter of 1999. This increase was primarily driven by the establishment of an Atlanta distribution facility late in the third quarter of 1999, the addition of a third shift and overtime at all warehouses required to meet customer demand.

     General and administrative expenses were $4.5 million in the third quarter of 2000, an increase of $1.1 million or 32.8% over the third quarter of 1999. This increase was primarily the result of additional expenses associated with the acquired Hudson RCI AB business, costs associated with the computer system implementation and increased staffing levels.

     Amortization of goodwill was $0.8 million for the third quarter of 2000, as compared to $0.6 million in the third quarter of 1999. This increase was primarily due to the Tyco IBE acquisition, completed in the fourth quarter of 2000.

     Research & development costs were $0.8 million in the third quarter of 2000, as compared to $4.3 million in the third quarter of 1999. This increase was primarily due to expenses of the acquired Hudson RCI AB.

     Interest expense and other was $5.8 million in the third quarter of 2000, as compared to $4.0 million in the third quarter of 1999. This increase reflects increased borrowings as a result of the Hudson RCI AB and Tyco acquisitions as well as increased borrowings on the working capital revolving facility at higher interest rates.

     The Company provides for state and federal income taxes as a C corporation, although actual tax payments are expected to be substantially less than provided amounts due to the increase in tax basis of assets provided by the Section 338(h)(10) election made in conjunction with the April 1998 recapitalization.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 24, 1999

     Net sales, reported net of accrued rebates, were $113.7 million in the first nine months of 2000 as compared to $85.3 million in the first nine months of 1999, an increase of $28.5 million or 33.4%. Additional sales by the acquired Hudson RCI AB were approximately $8.0 million, $9.7 million related to the acquired Tyco product line and $1.0 million related to the acquired Medimex product line. For the base Hudson product line, Domestic Hospital sales increased by $1.8 million, primarily due to increased demand from GPO customers. Alternate Site sales increased by $2.3 million as focus in this key market
resulted in market share growth.   International sales increased by $4.3
million, primarily due to increased sales in the German market and increased demand in Asia. OEM sales increased by $1.4 million, primarily due to sales of IBE products. Although demand was strong in all sectors of the business, sales were negatively impacted by shipping difficulties associated with the implementation of a new computer system during the second quarter.

     The Company's gross profit for the first nine months of 2000 was $56.9 million, an increase of $21.8 million or 62.3% over the first nine months of 1999. As a percentage of sales, the gross profit was 50.0% and 41.0% for the third nine months of 2000 and 1999, respectively. The improved margin was primarily due to higher-margin sales of the Hudson RCI AB product as well as the acquired Tyco products. In addition, due to the shipping difficulties associated with the computer system implementation, production levels significantly exceeded sales levels, causing a disproportionately high level of fixed overhead to be absorbed into inventory.

     Selling expenses were $11.8 million for the first nine months of 2000, a $3.4 million increase over the first nine months of 1999. This increase was due primarily to costs related to the acquired Hudson RCI AB and to the start-up German and U.K. operations. Additionally, sales representatives were added in the Alternate Site market to service the growing demand.

     Distribution expenses were $6.5 million for the nine months of 2000, a $3.1 million increase over the first nine months of 1999. This increase was primarily driven by the establishment of an Atlanta distribution facility late in the third quarter of 1999, the addition of a third shift and overtime at all warehouses required to meet customer demand.

     General and administrative expenses were $12.8 million in the first nine months of 2000, an increase of $3.3 million or 33.8% over the first nine months of 1999. This increase was primarily the result of additional expenses associated with the acquired Hudson RCI AB business, the German start-up operation, training costs associated with the computer system implementation and increased staffing levels.

     Amortization of goodwill was $2.4 million for the first nine months of 2000, as compared to $0.7 million in the first nine months of 1999. This increase was primarily due to the Tyco and Hudson RCI AB acquisitions.

     Research & development costs were $1.8 million in the first nine months of 2000, as compared to $1.3 million in the first nine months of 1999. This increase was primarily due to expenses of the acquired Hudson RCI AB.

     Interest expense and other was $16.2 million in the first nine months of 2000, as compared to $12.1 million in the first nine months of 1999. This increase reflects increased borrowings as a result of the Hudson RCI and Tyco acquisitions as well as increased borrowings under on the working capital revolving facility at higher interest rates.

     The Company provides for state and federal income taxes as a C corporation, although actual tax payments are expected to be substantially less than provided amounts due to the increase in tax basis of assets provided by the Section 338(h)(10) election made in conjunction with the April 1998 recapitalization.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations and borrowings under its working capital bank facility. Cash provided by operations totaled $4.8 million and $8.4 million in the first nine months of 1999 and 2000, respectively. The increase from the first nine months of 1999 to the first nine months of 2000 is primarily attributable to increased income and higher working capital levels. The Company had operating working capital, excluding cash and short-term debt, of $39.7 million and $43.9 million as of December 31, 1999 and September 30, 2000, respectively. Inventories were $24.0 million and $35.1 million as of December 31, 1999 and September 30, 2000, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $30.4 million and $37.2 million at December 31, 1999 and September 30, 2000, respectively. The Company offers 30-day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90-day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase. The Company established a sales office in Germany in the second quarter of 1999. While this will have the effect of increasing the Company's investment in inventories, management believes that it will also result in improved service to international customers as well as in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

     During the nine months ended September 24, 1999, net cash used in investing activities was $45.6 million, reflecting purchases of computer software and manufacturing equipment and the acquisition of Louis Gibeck, AB. During the nine months ended September 30, 2000, net cash used in investing activities was $5.7 million, primarily reflecting purchases of manufacturing equipment and implementation of a new enterprise resource planning software program. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2000 and 2001, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     During the nine months ended September 24, 1999 and September 30, 2000, net cash (used in) provided by financing activities was $49.1 million and $(1.8) million, respectively, reflecting the acquisition of Louis Gibeck, AB in 1999 as well as repayment and borrowing of the Company's facility in 1999 and 2000.

     In addition, in October, 2000 the Company borrowed $12.0 million under its revolving credit facility in connection with the acquisition of the Sheridan product line discussed in Recent Developments.

     The Company has outstanding $209.9 million of indebtedness, consisting of $115.0 million of 9-1/8% Senior Subordinated Notes due 2008 (the "Subordinated Notes") issued in April 1998, borrowings of $75.5 million under the credit facility (the "Credit Facility") entered into in April 1998 and $8.0 million in notes payable to affiliates. In addition, LGAB has $14.4 million in outstanding borrowings under its bank facility. The Credit Facility consists of a $40.0 million term loan facility (the "Term Loan Facility") (all of which was funded in connection with the Company's April 1998 Recapitalization) and a $60.0 million revolving loan facility (the "Revolving Loan Facility"). The Subordinated Notes bear interest at the rate of 9-1/8%, payable semiannually, and will require no principal repayments until maturity. The Term Loan Facility matures on April 7, 2004 and requires principal repayments of between $3.0 million and $11.5 million each year until maturity, commencing on June 30, 1999. The Revolving Loan Facility matures on April 7, 2004 and bears interest based on a spread over either a Eurodollar or base rate. In connection with the Tyco/ Sherwood acquisition, the Company borrowed $2.0 million pursuant to an unsecured promissory note payable to Freeman Spogli. The note bears interest at 14%, and is payable upon demand.

     In connection with the Louis Gibeck, AB (LGAB) acquisition, the Company borrowed $22.0 million pursuant to an unsecured promissory note payable to Holding's majority stockholder. The note bears interest at 12.0% per annum, matures in August 2006, and requires semiannual interest payments. As of September 30, 2000, $8.0 million remained outstanding on the note.

     In connection with the LGAB acquisition, the Company assumed debt owed by LGAB under its bank facility (the "LGAB Facility"), which was refinanced during 1999 and totaled $14.4 million as of September 30, 2000. The LGAB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR (the interest rate at or about 11:00 a.m. Stockholm time, two banking days before a draw-down date or the relevant interest period, quoted for deposits in krona) plus 0.75% to 1.75% (4.365% to 5.365% at September 30, 2000), matures in
December 2003, and is secured by the common stock of LGAB.

     In connection with the Company's 1998 recapitalization, Holding issued 300,000 shares of its 112% Senior Exchangeable PIK Preferred Stock with an aggregate liquidation preference of $30,000,000 and subject to mandatory redemption at such liquidation preference (plus accrued and unpaid dividends) in 2010. Dividends are payable semiannually in arrears on April 15 and October 15 of each year. Dividends are payable in cash, except on dividend payment dates occurring on or prior to April 15, 2003, for which Holding has the option to issue additional shares of preferred stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividend.

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

     In connection with the installation and implementation of a new enterprise resource planning software system, the Company has experienced delays in shipments, resulting in a build-up of inventories and delays in collection of accounts receivable from certain customers. The Company has taken and continues to pursue, corrective measures addressing the problems experienced in both of these areas and believes that significant progress has been made in resolving them. Nevertheless, the impact of both of these issues has resulted in a tightening of liquidity resources available to the Company which has been addressed in part through a $2,000,000 temporary loan provided to the Company by Holding's majority shareholder.

     The Company believes that after giving effect to the acquisitions in 1999 and 2000 and the incurrence of indebtedness related thereto and steps taken in respect to the issues discussed in the preceding paragraph, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Revolving Loan Facility, will be sufficient over the next twelve months to fund anticipated capital expenditures and acquisitions and to make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the Credit Facility. The Company intends to selectively pursue strategic acquisitions, both domestically and internationally, to expand its product line, improve its market share positions and increase cash flows. Financing for such acquisitions is available, subject to limitations, under the Credit Facility. Any significant acquisition activity by the Company in excess of such amounts would require additional capital, which could be provided through capital contributions or debt financing. The Company has no commitments for such acquisition financing and to the extent financing is unavailable, acquisitions may be delayed or not completed.

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


                                RIVER HOLDING CORP.,
                                a Delaware corporation


November 14, 2000               By:  /s/ Jay R. Ogram
                                     ----------------
                                Jay R. Ogram
                                Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial
                                Officer)