Form 10-K
period 2000-12-31
RIVER HOLDING CORP
filed 2001-09-14
CIK 1061892

================================================================================
--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

                       Commission file number 333-56135

                              RIVER HOLDING CORP.
            (Exact name of registrant as specified in its charter)



               Delaware                                     95-4674065
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

  599 Lexington Avenue, 18/th/ floor                           10022
          New York, New York                                 (Zip Code)
(Address of Principal Executive Offices)

                                (212) 758-2555
             (Registrant's telephone number, including area code)

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

     As of September 14, 2001, the number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the registrant outstanding) was 10,391,435. The registrant's Common Stock is not traded in a public market.

     Aggregate market value of the registrant's voting and nonvoting Common
Stock:  Not Applicable.

                  Documents Incorporated by Reference:  None

--------------------------------------------------------------------------------

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                      Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

                                                                                                                                Page
                                                                                                                                ----
PART I.........................................................................................................................    1
          Item 1.    Business..................................................................................................    1
          Item 2.    Properties................................................................................................    8
          Item 3.    Legal Proceedings.........................................................................................    8
          Item 4.    Submissions of Matters to a Vote of Security Holders......................................................    8

PART II........................................................................................................................    9
          Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.....................................    9
          Item 6.    Selected Financial Data...................................................................................    9
          Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation......................   11
          Item 7A.   Quantitative and Qualitative Disclosure About  Market Risk................................................   23
          Item 8.    Financial Statements......................................................................................   24
          Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................   24

PART III.......................................................................................................................   25
          Item 10.  Directors and Executive Officers of the Registrant.........................................................   25
          Item 11.  Executive Compensation.....................................................................................   27
          Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................................   29
          Item 13.  Certain Relationships and Related Transactions.............................................................   31
PART IV........................................................................................................................   32
          Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................................   32

SIGNATURES.....................................................................................................................  S-1

                                    PART I

Item 1.  Business.

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. All statements other than statements of historical fact included under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" include forward-looking information and may reflect certain judgements by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Hudson Respiratory Care IncRiver Holding Corp. or the respiratory care and anesthesia products industries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These potential risks, uncertainties and other factors include, but are not limited to, those identified in the "Risk Factors" section of this Form 10-K located at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

     The Company manufactures and markets over 2,500 respiratory care and anesthesia products. The Company believes that its broad product offering represents a competitive advantage over suppliers with more limited product offerings, as health care providers seek to reduce medical supply costs and concentrate purchases among fewer vendors. The Company also benefits competitively from its extensive relationships with leading group purchasing organizations (GPOs), as large purchasing organizations play an increasingly important role in hospitals' purchasing decisions.

     The Company maintains three manufacturing facilities and three distribution facilities in the United States, assembly operations in Mexico and Malaysia and sales and marketing offices in the United States, Sweden, the United Kingdom, France and Germany. The Company has reduced its manufacturing and assembly costs through cost reduction programs, process improvements, equipment automation and upgrades and increased utilization of its Ensenada, Mexico and Kuala Lumpur, Malaysia facilities for labor-intensive operations.

     Hudson Oxygen Therapy Sales Company ("Hudson Oxygen"), Hudson RCI's predecessor, was founded in 1945. In 1988, Hudson Oxygen formed Industrias Hudson, a subsidiary that oversees the Company's assembly operation in Mexico. In 1989, Hudson Oxygen merged with Respiratory Care Inc. to form Hudson RCI. In April 1998, the Company consummated a recapitalization, pursuant to which it became a majority-owned subsidiary of River Holding Corp. ("Holding"). In the past three years, the Company has completed a number of strategic acquisitions in order to expand its product line and geographic penetration, most significantly with the July 1999 acquisition of Hudson RCI AB (formerly Louis Gibeck AB), a Swedish company that manufactures and markets medical devices. Hudson RCI's principal executive offices are located at 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589, and its telephone number is (909) 676-5611 Holding was incorporated in Delaware in January, 1998. Holding's principal executive offices are located at 599 Lexington Avenue, 18th floor, New York, New York 10022, and its telephone number is (212) 758-2555.

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

           Category/Products                                                    Description
-------------------------------------------                    -------------------------------------------
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

           Category/Products                                                    Description
-------------------------------------------                    -------------------------------------------
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


Airway Management:  SOFTECH(R) Cuffed                          Assist in securing and maintaining an open
and Uncuffed Endotracheal Tubes;                               airway and unobstructed breathing passage.
CATH-GUIDE(R), Color-Coded and                                 They also can assure that the patient's
DUAL-CHANNEL Oral Pharyngeal Airways;                          ventilation can be maintained and that
BITEGARD(TM) Oral Bite Block; CATH-GUIDE                       respiratory secretions can be adequately
Closed Suction Catheters; VOLDYNE(R)                           removed from the lungs.
and TRI-FLO(R) Incentive Breathing
Exercisers; SHERIDAN(R) Endotracheal
Tubes


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


Sales, Marketing and Distribution

     The Company has sales offices in Temecula, Sweden, Germany, France and the United Kingdom. While a majority of the Company's domestic hospital sales are made to distributors, the Company's marketing efforts are focused on the health care service provider. In the alternate site market, the Company both sells and markets directly to the service provider. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. See Note 121 to "Item 8. Financial Statements" for information with respect to international sales. The Company's sales personnel currently call on approximately 2,800 health care providers, 50 hospital distributors and 1,500 alternate site customers. Due to consolidation and cost pressures among the Company's customer base, the Company's target call point at the health care provider has been moving away from the clinician to include a purchasing manager or corporate executive. As of December 31, 2000, the Company had a sales backlog of approximately $3.9 million.

     In the current market environment, GPO relationships are an essential part of access to the Company's target markets and the Company has entered into preferred supplier arrangements with 14 national GPOs. The Company is typically positioned as either a sole supplier of respiratory care disposables to the GPO, or as one of two suppliers. While these arrangements set forth pricing and terms for various levels of purchasing, they do not obligate either party to purchase or sell a specific amount of product. In addition, GPO affiliated hospitals often purchase products from other suppliers notwithstanding the existence of sole or dual source GPO arrangements. Further, these arrangements are terminable at any time, but in practice usually run for two to three years. The Company enjoys longer terms with two of its major GPOs, Novation LLC (which represents the 1998 consolidation of VHA, Inc. and University HealthSystem Consortium) and HCA. The Company's most significant GPO relationships are with AmeriNet Inc., HealthTrust Corporation, Health Services Corporation of America, MHA, and Novation LLC. In 2000, the Company entered into a new, exclusive relationship with Consorta, the merger of the former DOC and SSM Catholic hospital organizations.

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

     The Company markets its products primarily through consultative dialogue with health care providers, targeted print advertising, trade shows, selective promotional arrangements with distributors and the Company's heater lease program. To support sales of the entire line of humidification and ventilation products, the Company leases heaters to domestic customers without charge. The revenues from the sale of products used in connection with the operation of the heaters covers the amortization of the heater cost under the leases. The Company has heaters with a net book value of approximately $2.2 million as of December 31, 2000 placed at service provider locations under this program.

     The Company utilizes a network of over 3,000 hospital distributors, as well as additional alternate site distributors, to reach its markets. A number of these distributors carry competing product lines, but many are moving to select single supply sources for particular product groups. The Company has been selected as the FOCUS preferred vendor of respiratory disposables for Owens & Minor Inc. Such status gives preference to the shipping of the Company's products versus competing product lines. Owens & Minor Inc. is the Company's largest distributor, accounting for approximately $32.2 million or approximately 20.2% of total fiscal 2000 net sales. The Company provides a price list to its distributors which details base acquisition prices. Distributors receive orders from the service providers and charge the contract pricing (which is determined by their GPO affiliation or individual contract price) plus a service margin. As is customary within the industry, the Company rebates the difference between base acquisition price and the specific contract price to the distributor. The Company offers select large health care providers a reward for purchasing a broader selection of the Company's product lines. The program allows a rebate in the form of merchandise credit for purchasing minimum volumes from a selected group of products. The Company's international distributors outside of the EU, Middle East and Africa place their orders directly with dedicated international customer service representatives. Customer orders are shipped from one of two warehouse locations. Sales strategies and marketing plans are tailored to each market with involvement of the distributor. Region and territory sales managers are responsible for the launch of products into their regions, including related support and training. The Company utilizes a network of approximately 100 international distributors, typically on an exclusive basis within each market.

Manufacturing and Assembly

     The Company operates three manufacturing facilities and three distribution facilities in the United States and assembly facilities in Ensenada, Mexico and Kuala Lumpur, Malaysia. While the Company believes that it is operating at a high utilization rate, existing facilities could support increased capacity with additional machinery and workers.

     The Company's manufacturing facility in Temecula, California houses 77 injection molding machines, 67 of which are automated. During the past five years, 31 out of the 76 machines have been replaced with more efficient models, which has increased capacity. Tubing is produced on 11 extrusion lines: 6 corrugated, 4 oxygen or "spaghetti," and 1 repellitizer/regrinder. The Temecula facility uses 12-14 million pounds of over 30 different kinds of resin annually; the most prominent are PVC, polyethylene and polypropylene. Sterile prefilled humidification and nebulization products are manufactured using 9 blow/fill/seal machines in the Company's facility in Arlington Heights, Illinois.

     The Company's Argyle, New York facility houses 4 extrusion lines , 4 blow molding machines and 8 assembly lines designed to produce the SHERIDAN(R) brand of endotracheal tubes. This product line was acquired in October, 2000 from Tyco Healthcare Group LP ("Tyco"). The Company leases approximately fifty percent of the Argyle facility from Tyco under a three year lease ending in October, 2003. The Company expects to either renew the lease or relocate the production lines to another Company facility.

     The Company's facility located in Ensenada, Mexico is primarily used for the assembly of certain products molded and/or extruded at the Temecula facility. The facility is a maquiladora, and therefore there are minimal tariffs associated with the transport of products and components across the United States-Mexico border. The Company's facility located in Kuala Lumpur, Malaysia assembles virtually all of the HME and filter products marketed by the Company. The components assembled by the Malaysian operation are generally molded by outside vendors in Malaysia.

     The Company occasionally outsources production of certain products while it establishes its ability to penetrate a target market. Having achieved an acceptable level of penetration, the Company internalizes the manufacturing function in order to increase margins and improve quality control.

     The Company monitors the quality of its products at the Temecula, Arlington Heights, Argyle, Ensenada and Kuala Lumpur facilities by statistical sampling and visual and dimensional inspection. The Company also inspects incoming raw materials for inconsistencies, rating its vendors on quality and delivery time. The Company is routinely audited by the FDA and has received no significant regulatory actions. The Company is in substantial compliance with the GMP/QSR regulations of the FDA and the United States and Mexico operations have qualified for an "advanced notification" program allowing the Company to be informed of FDA inspections in advance. The Company utilizes outside facilities for sterilization of products produced in Temecula, Argyle, Arlington Heights, Kuala Lumpur and Ensenada. Certain Arlington Heights products are manufactured in a sterile environment and are certified sterile as a result of the production process. The Ensenada, Kuala Lumpur, Argyle and Arlington Heights facilities are certified as ISO 9002 compliant and the Temecula facility is certified as ISO 9001 compliant.

Suppliers and Raw Materials

     The Company's primary raw materials are various resins, which are formed into the Company's products. The top 10 purchased products in 2000 were Tubing Grade PVC, Clear PVC, LDPE-EVA, Polypropylene, Aluminum Cylinder, Pre-Cut Elastic, Non-Tubing Grade PVC, Cannula Blanks, Acrylic Resin and Hose-End Grade PVC. The Company believes that it is able to purchase materials at a cost no higher than its competitors. The Company does not have long-term supply contracts for any of its purchased raw materials. The Company believes that sufficient availability exists for its raw materials, as they consist of mainly readily available plastic resins.

Research and Development

     The Company's research and development department consists of 18 people, including 11 engineers. The Company's research and development efforts are split between developing new products and process improvements to its manufacturing operations. The Company develops new products to expand its product line in anticipation of changes in demand. The Company has invested heavily in the anesthesia product line, as the Company continues to penetrate this market. The Company makes several new product introductions every year. Significant products introduced in the last five years include the line of heat-moisture exchangers, POCKETPEAK peak flow meter, SOFTECH endotracheal tubes, MICRO MIST small volume nebulizer and CONCHA IV heated humidification system. The Company constantly works to reduce costs through continuous process improvements. The Company incurred research and development expenses of approximately $1.0.7 million, $2.0 million and $2.4 million in fiscal 1998, 1999 and 2000, respectively.

Competition

     The medical supply industry is characterized by intense competition. The Company's primary competitor in the respiratory care sector is Allegiance Healthcare and its primary competitors in the anesthesia sector include Tyco, Smiths Industries Medical Systems, Inc. ("SIMS"), and Vital Signs, Inc. Many of the products manufactured by the Company are available from several sources, and many of the Company's customers tend to have relationships with several manufacturers. The Company competes on the basis of brand name, product quality, breadth of product line, service and price.

Patents and Trademarks

     The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights. However, the Company does file patent applications on concepts and processes developed by the Company's personnel. The Company has 24 patents in the U.S. Many of the U.S. patents have corresponding patents issued in Canada, Europe and various other countries. The Company's success will depend in part on its ability to maintain its patents, add to them where appropriate, and develop new products and applications without infringing the patent and other proprietary rights of third parties and without breaching or otherwise losing rights in technology licenses obtained by the Company for other products. There can be no assurance that any patent owned by the Company will not be circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. If challenged, there can be no assurance that the Company's patents (or patents under which it licenses technology) will be held valid or enforceable. In addition, there can be no assurance that the Company's products or proprietary rights do not infringe the rights of third parties. If such infringement were established, the Company could be required to pay damages, enter into royalty or licensing agreements on onerous terms and/or be enjoined from making, using or selling the infringing product. Any of the foregoing could have a material adverse effect upon the Company's business, financial condition or results of operations.

Government Regulation and Environmental Matters

     The Company and its customers and suppliers are subject to extensive Federal and state regulation in the United States, as well as regulation by foreign governments, and the Company cannot predict the extent to which future legislative and regulatory developments concerning its practices and products for the health care industry may affect the Company. Most of the Company's products are subject to government regulation in the United States and other countries. In the United States, the FD&C Act and other statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, marketing, advertising and promotion of such products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Under the FD&C Act and similar foreign laws, the Company, as a marketer, distributor and manufacturer of health care products, is required to obtain the clearance or approval of Federal and foreign governmental agencies, including the FDA, prior to marketing, distributing and manufacturing certain of those products. The Company may also need to obtain FDA clearance before modifying marketed products or making new promotional claims. Delays in receipt of or failure to receive required approvals or clearances, the loss of previously received approvals or clearances, or failures to comply with existing or future regulatory requirements in the United States or in foreign countries could have a material adverse effect on the Company's business. Foreign sales are subject to similar requirements.

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

Employees

         As of September 14, 2001, the Company employed approximately 2,700 employees, substantially all of whom were full-time employees. None of the Company's employees are represented by unions and the Company considers its employee relations to be good.

Item 2.  Properties.

         The Company owns approximately 30 acres of land in Temecula, California on which its headquarters, one of three principal manufacturing centers and three other buildings totaling approximately 245,000 square feet are located. Plastic and vinyl components and corrugated tubing are manufactured in Temecula and assembled into finished goods at a 77,000 square foot facility in Ensenada, Mexico. The Company owns the Ensenada facility and the underlying land is held in a 30-year trust that expires in 2019. The Company leases an 86,000 square foot manufacturing facility in Arlington Heights, Illinois under a lease that expires in 2005 with an option to extend an additional 5 years. Prefilled sterile solutions and electronics are manufactured in Arlington Heights. The Company leases a 73,000 square foot distribution warehouse in Elk Grove, Illinois under a lease that expires in May, 2010, and a 25,375 square foot distribution facility in Atlanta, Georgia under a lease that expires in February 2006. The company leases a 99,100 square foot distribution facility in Temecula, California under a lease that expires in September 2005. The Company leases sales and marketing offices in Stockholm, Sweden; Ashby de la Zouch, U.K.; Lyon, France; and Lohmar, Germany under leases that expire in September 30, 2002, April 25, 2006 and April, 2002, respectively. The Company leases a 33,260 square foot facility in Kuala Lumpur, Malaysia, under a lease that expires in July, 2001. This facility primarily assembles finished products for theHME and filter product lines. The Company also leases approximately fifty percent of an 80,218 square foot facility in Argyle, New York under a lease that expires in October, 2003. This facility manufacturers the SHERIDAN(R) line of endotracheal tubes.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.
         None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no established public trading market for the Company's Common Stock. As of September 14, 2001, Holding has 18 record holders of its Common Stock.

     Holding has not paid cash dividends to its shareholders in the past three years, and does not intend to pay cash dividends in the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations--Liquidity and Capital Resources" for a discussion of restrictions on Holding's ability to pay cash dividends.

Item 6. Selected Financial Data.

     The selected fiscal year end historical financial data has been derived from the audited financial statements of the Company and Holding. The information contained in this table should be read in conjunction with the Company's and Holding's audited consolidated financial statements and notes thereto included elsewhere in this Report.


                                     River Holding Corp. (a)                            Hudson Respiratory Care
                              -------------------------------     -----------------------------------------------------
                                                                         Fiscal Years
                                          -----------------------------------------------------------------------------
                               Inception
                              to 12/25/98   1999       2000         1996       1997       1998       1999(b)     2000
                              ---------  --------    --------     -------    -------    --------    ---------  --------
Operating Data:                                                  (dollars in thousands)

Net sales...................    $76,232  $128,803    $159,278     $93,842    $99,509    $100,498    $128,803   $159,278
Cost of sales...............     44,662    77,678      87,183      52,189     54,575      56,802      75,418     84,923
                              ---------  --------    --------     -------    -------    --------    ---------  --------
Gross profit................     31,570    51,125      72,095      41,653     44,934      43,696      53,385     74,355
Operating expenses:
Selling expenses............      8,032    13,122      18,262       8,961      9,643      10,350      13,122     18,262
Distribution expenses.......      2,471     4,647      10,109       3,114      3,170       3,336       4,647     10,109
General and administrative
 expenses...................      7,129    14,732      24,022      11,162     11,332      10,125      13,269     24,023
Research and development
 expenses...................        726     2,031       2,387       1,184      1,072         976       2,031      2,387
Amortization of goodwill....      3,785     5,080       8,400         115        124         159       1,463      3,320
Provision for equity
 participation plan.........         --        --          --       8,249      6,954      63,939          --         --
Provision for retention
 payments...................         --        --          --          --         --       4,754(c)       --         --
                              ---------  --------    --------     -------    -------    --------    ---------  --------
Operating income (loss).....      9,427    11,513       8,915       8,868     12,639     (49,943)     18,853     16,254
Other (income) and
 expenses:
Interest expense............     11,100    17,263      22,249       2,177      1,834      11,327      17,263     21,089
Other (income) expense......        (99)    1,332          --        (463)      (638)        406       1,232      1,159
                              ---------  --------    --------     -------    -------    --------    ---------  --------
Total other expense.........     11,001    18,595      22,249       1,714      1,196      11,733      18,495     22,248
                              ---------  --------    --------     -------    -------    --------    ---------  --------
Income (loss) before
 provision (benefit) for
 income taxes...............     (1,574)   (7,082)    (13,334)      7,154     11,443     (61,676)        358     (5,994)
Provision (benefit) for
 income taxes...............       (614)   (1,508)      3,203          73        150       8,405       1,586      3,203
                              ---------  --------    --------     -------    -------    --------    ---------  --------
Income (loss) before
 extraordinary item.........       (960)   (5,574)    (16,537)      7,081     11,293     (70,081)     (1,228)    (9,197)

Extraordinary item (loss
 on extinguishment of
 debt)......................         --        --          --          --         --         104(d)       --         --
                              ---------  --------    --------     -------    -------    --------    ---------  --------
Net income (loss)...........    $  (960) $ (5,574)   $(16,537)    $ 7,081    $11,293    $(70,185)   $ (1,228)  $ (9,197)
                              =========  ========    ========     =======    =======    ========    =========  ========

                          Continued on following page

                                              River Holding Corp. (a)                           Hudson Respiratory Care
                                   --------------------------------------   ------------------------------------------------------
                                                                                     Fiscal Years
                                                 ---------------------------------------------------------------------------------
                                   Inception
                                   to 12/25/98    1999             2000        1996      1997        1998      1999(b)     2000
                                   ----------    ----------   -----------   --------   --------   ---------   ---------   --------
Other Financial Data:                                                       (dollars in thousands)
Net cash provided by (used in)
 operating activities............  $   3,854     $    7,097        11,624   $ 16,133   $ 19,269   $ (83,024)  $   7,097   $ 10,502
Net cash used in
 investing activities............  $(254,472)    $  (75,818)     (26,9412)  $(11,354)  $ (3,673)  $  (6,444)  $ (75,818)  $(26,941)
Net cash provided by (used in)
 financing activities............  $ 251,125     $   71,529        16,220   $ (3,668)  $(16,398)  $  89,624   $  71,529   $ 17,341
Adjusted EBITDA (e)..............  $  17,934     $   29,993        29,172   $ 23,194   $ 25,440   $  24,851   $  29,993   $ 29,172
Adjusted EBITDA  margin (f)......       23.5%          23.3%         18.3%      24.7%      25.6%       24.7%       23.3%      18.3%
Operating margin before
 EPP and Retention Payments (g)..       12.4%           8.9%          5.6%      18.2%      19.7%       18.7%       14.6%      10.2%
Depreciation and
 amortization (h)................  $   8,507     $   15,655   $    20,051   $  6,133   $  5,847   $   6,101   $   8,315   $ 12,918
Capital expenditures.............  $   3,120     $   10,973   $    11,329   $  6,395   $  4,659   $   3,111   $  10,973   $ 11,329
Ratio of Adjusted EBITDA
 to cash interest expense........        2.1 x          1.7 x         1.7 x     10.7 x     13.9 x       2.3 x       2.1 x      1.7 x
Ratio of total debt to
 Adjusted EBITDA.................        8.9 x          7.1 x         7.6 x      1.2 x      0.8 x       6.4 x       7.1 x      7.6 x
Ratio of earnings to
 fixed charges (i)...............         --             --            --        3.8 x      6.0 x        --         1.0 x       --
Deficiency of earnings to
 cover fixed charges.............  $  (1,574)    $   (7,082)  $   (13,334)        --         --   $ (61,676)         --   $ (5,994)
Ratio of earnings to fixed
 charges and preferred stock
 dividends (j)...................         --             --            --        3.8 x      6.0 x        --          --         --
Deficiency of earnings to cover
 fixed charges and preferred
 stock dividends.................  $  (5,761)    $  (13,597)  $   (21,067)        --         --   $ (65,863)  $  (6,160)  $(13,727)
Balance Sheet Data:
Working capital..................  $  29,865     $   36,204   $    29,792   $ 24,188   $  6,430   $  29,533   $  35,971   $ 29,559
Working capital as
 adjusted (j)....................     32,355         39,960        38,948     26,768     29,960      32,026      39,727     38,715
Total assets.....................    262,709        344,961       361,036     76,910     77,554     165,321     251,819    275,234
Total debt.......................    159,000        211,694       221,914     28,146     20,250     159,000     211,694    221,914
Shareholders' equity
 (deficit).......................     59,653         78,393        62,927     19,872     22,515     (37,735)    (14,649)   (22,775)

_______________________

(a) Holding was formed to effect the recapitalization. Accordingly, operating data for 1998 presented for Holding is for the period from April 7, 1998 to December 25, 1998. Holding accounted for the acquisition of the Company using the purchase method of accounting, which was not pushed down to the accounts of the Company. Accordingly, the carrying amounts of certain assets and liabilities of Holding differ substantially when compared to those of the Company. All financial covenants are calculated using the Company's accounts, and, accordingly, no comparative amounts for Holding are presented.
(b) Includes results of operations for (i) Hudson RCI AB, since it was acquired in July 1999, (ii) Medimex, since certain of its assets were acquired in October 1999 and (iii) Tyco, since certain of its assets were acquired in November 1999.
(c) Reflects retention payments made to substantially every employee of the Company in connection with the Recapitalization. These payments were intended to ensure the continued employment of all employees after the Recapitalization and no future payments are anticipated.
(d) Reflects the write-off of deferred financing fees related to the payoff of outstanding debt under the Company's previous credit agreement.
(e) Adjusted EBITDA represents income before depreciation and amortization, interest expense, income tax expense, charges related to the Equity Participation Plan, which was terminated upon consummation of the Recapitalization, and recognition of the portion of purchase price allocation related to acquired inventories. The Company has excluded payments under the Equity Participation Plan to present comparable figures for all historical periods presented. Adjusted EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Company has included information concerning Adjusted EBITDA as one measure of an issuer's historical ability to service debt. In addition, certain covenants in the Indenture are based upon a calculation analogous to Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Hudson RCI's operating performance. For purposes of compliance with the Indenture, the Company's Consolidated Net Income and EBITDA will not be reduced by retention payments, payments made pursuant to the Equity Participation Plan or by the amount of any contingent payments made by the Company to former participants in the Equity Participation Plan. See Item 13 "Certain Relationships and Related Transactions."
(f)  Represents ratio of Adjusted EBITDA to net sales.
(g) Represents ratio of operating income before EPP and retention payments to net sales.
(h) Includes amortization of deferred financing fees of $0.1 million in 1995 and $0.1 million in 1996, which should be excluded from depreciation and amortization in calculating Adjusted EBITDA since such fees are reflected below the operating income line.
(i) For the purpose of determining the ratio of earnings to fixed charges, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, the amortization of debt issue costs and that portion of operating rental expense representative of the interest factor.
(j) For the purpose of determining the ratio of earnings to fixed charges and preferred stock dividends, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, the amortization of debt issue costs and that portion of operating rental expense representative of the interest factor. Preferred stock dividends, consisting of amounts to be paid-in-kind, are also included in the pro forma fixed charge amounts. Preferred stock dividends have been "grossed up" to a pre-income tax basis to provide comparability to other components of the ratio.
(k) Working capital as adjusted represents current assets, excluding cash, less current liabilities, excluding the current portion of long-term debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          Holding's acquisition of a majority of the Company's stock was accounted for as a purchase and as a result, additional expenses relating to amortization of goodwill and additional depreciation related to the allocation of purchase price at fair value to depreciable assets have an impact on Holding's results with no corresponding impact on the Company's results. See note 2 to "Item 8. Financial Statements" for information with respect to the acquisition.

General

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

Recent Developments

          Beginning in April 2000, the Ccompany experienced disruption to its operations resulting from difficulties in the implementation of a new management information system. Consequently, the Company's financial results for the year ended December 31, 2000 reflect increased freight, distribution and general and administrative expenses related to the system implementation. The Company also experienced liquidity pressures beginning in the fourth quarter of 2000 due to such expense increases, delays in collection of due receivables and unplanned increases in inventory related to difficulties in implementation and a lack of familiarity with the new system. Management has implemented a number of initiatives in 2001 designed to improve the Company's proficiency with the new management information system, decrease the Company's operating expenses, improve receivables collections and reduce inventory levels. Despite the disruption related to the system implementation, management believes it has generally maintained strong customer service levels and relationships.

Results of Operations

          The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                                                      Fiscal Year
                                                                     ----------------------------------------------
                                                                       1998              1999                2000
                                                                     --------          --------            --------
                                                                                 (dollars in thousands)
Net sales.......................................................     $100,498          $128,803            $159,278
Cost of sales...................................................       56,802            75,418              84,923
                                                                     --------          --------            --------
   Gross profit.................................................       43,696            53,385              74,355
Selling expenses................................................       10,350            13,122              18,262
Distribution expenses...........................................        3,336             4,647              10,109
General and administrative expenses.............................       10,125            13,269              24,023
Amortization of goodwill........................................          159             1,463               3,320
Research and development expenses...............................          976             2,031               2,387
Provision for equity participation plan.........................       63,939                --                  --
Provision for retention payments................................        4,754                --                  --
                                                                     --------          --------            --------
Total operating expenses........................................       93,639            34,532              58,101
                                                                     --------          --------            --------
Operating income (loss).........................................      (49,943)           18,853              16,254
Add back: Provision for equity participation plan...............       63,939                --                  --
Add back: Provision for retention payments......................        4,754                --                  --
                                                                     --------          --------            --------
Operating income before provision for equity participation
   plan and provision for retention payments....................     $ 18,750          $ 18,853            $ 16,254
                                                                     ========          ========            ========

                                                                                      Fiscal Year
                                                                     ----------------------------------------------
                                                                       1998              1999                2000
                                                                     --------          --------            --------
Net sales.......................................................        100.0%            100.0%              100.0%
Cost of sales...................................................         56.5              58.5                53.3
                                                                     --------          --------            --------
   Gross profit.................................................         43.5              41.4                46.7
                                                                     --------          --------            --------
Selling expenses................................................         10.3              10.2                11.5
Distribution expenses...........................................          3.3               3.6                 6.3
General and administrative expenses.............................         10.2              10.3                15.1
Amortization of goodwill........................................           --               1.1                 2.1
Research and development expenses...............................          1.0               1.6                 1.5
Provision for equity participation plan.........................         63.6                --                  --
Provision for retention payments................................          4.7                --                  --
                                                                     --------          --------            --------
Total operating expenses........................................         93.2              26.8                36.5
                                                                     --------          --------            --------
Operating income (loss).........................................        (49.7)             14.6                10.2
Add back: Provision for equity participation plan...............         63.6                --                  --
Add back: Provision for retention payments......................          4.7                --                  --
                                                                     ========          ========            ========
Operating income before provision for equity participation
   plan and provision for retention payments....................         18.7%             14.6%               10.2%
                                                                     ========          ========            ========

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

          Net sales, reported net of rebates, were $159.3 million in 2000, an increase of $30.5 million or 23.7% over 1999. Of the $30.5 million increase, $9.2 million related to the Tyco incentive breathing exerciser product line acquisition made in November 1999, and $3.2 million was the result of the acquisition of the Tyco SHERIDAN(R) endotracheal tube product line in October of 2000. In addition, the Louis Gibeck AB (now Hudson RCI AB) acquisition, completed in July 1999, accounted for an additional $5.4 million of sales in 2000. For the base Hudson RCI business, alternate site sales increased $1.5 million or 7.1% as a result of the continued focus on this important and growing marketplace. Domestic hospital sales increased by $9.7 million or 13.0% as the result of new GPO relationships as well as increased purchases from existing GPO relationships. Sales to Europe declined by $2.2 million or 18.0%, driven primarily by backorders and sales losses created during the implementation of a new ERP computer system. Sales to Latin America increased by $0.4 million, while sales to the Pacific rim increased by $2.6 million. OEM sales increased by $0.8 million or 18.6%, the result of new relationships with several customers.

          The Company's gross profit for 2000 was $74.4 million, an increase of $21.0 million or 39.3% from 1999. As a percentage of net sales, the Company's gross profit for 2000 was 46.7% as compared to 41.4% for 1999. This increase was primarily due to increased sales of higher profit margin products such as the acquired Louis Gibeck AB and Tyco incentive breathing exerciser product lines. This was somewhat offset by increased freight costs required to service customer needs during a period of shipping difficulties caused by problems associated with the new system installation.

          Selling expenses were $18.3 million for 2000, a $5.1 million or 39.2% increase over 1999. This increase was primarily driven by the inclusion of full year results in 2000 of Hudson RCI AB as well as establishment of sales offices in France and the United Kingdom during 2000. As a percentage of net sales, selling expenses were 10.2% and 11.5% in 1999 and 2000, respectively.

          Distribution expenses were $10.1 million in 2000, which represents a $5.5 million or 118% increase over 1999. This increase was caused by implementation of a second shift at all domestic distribution centers, increased overtime and the addition of a new distribution warehouse in Temecula. These increased costs were driven by shipping issues caused by the new system implementation as well as higher volumes of products shipped during 2000 as compared to 1999. Additionally, freight for products shipped between distribution facilities increased significantly in order to meet increased demand as well as to better serve customers affected by shipping problems associated with the new system implementation.

          General and administrative expenses were $24.0 million for 2000, an increase of $10.8 million or 81.0% over 1999. This increase resulted primarily from increased staffing required to maintain acceptable customer service levels and operate the business with the new computer system. Additionally, due to increased aging of receivables resulting from lack of experience and visibility within the new management information system, the company increased its reserves for doubtful accounts. In addition, general & administrative expense increases also resulted from the establishment of sales offices in France and the United Kingdom as well as the full year effect of Hudson RCI AB.

          Amortization of goodwill was $3.3 million in 2000, a $1.9 million or 127% increase over 1999. This increase was driven primarily by the Hudson RCI AB and Tyco incentive breathing exerciser acquisitions in 1999, as well as the Tyco SHERIDAN(R) endotracheal tube product line acquisition in 2000.

          Research and development expenses were $2.4 million in 2000 as compared to $2.0 million in 1999. This increase is solely due to the inclusion of Hudson RCI AB results for a full year in 2000.

          Interest expense was $21.1 million in 2000, a $3.8 million or 22.2% increase over 1999. This increase was primarily due to increased borrowings to fund the Hudson RCI AB, Tyco incentive breathing exerciser and Tyco SHERIDAN/(R)/ acquisitions. In addition, borrowings were higher under the working capital revolver due to increased working capital requirements that resulted from growth in the Company as well as from issues relating to the new computer system implementation.

Year Ended December 31, 1999 Compared to Year Ended December 25, 1998

     Net sales, reported net of accrued rebates, were $128.8 million in 1999, an increase of $28.3 million or 28.2% over 1998. Of the $28.3 million increase, approximately $6.1 million related to the acquisition of Hudson RCI AB, $2.2 million related to the Tyco acquisition and $0.9 million related to the Medimex acquisition. In addition, the full effect in 1999 of the Gibeck, Inc. acquisition in September 1998 resulted in a sales increase of $7.6 million. For the base Hudson RCI business, domestic hospital sales increased by $3.3 million or 5.5%, due to increased demand at the hospital level, primarily the result of increased sales through certain GPOs. Alternate site sales increased by $4.4 million or 26.5% as the Company continued to focus its efforts on this growing market. International sales increased by $1.6 million or 9.1%, as growth in sales continued in Japan and Europe. This growth was partially offset by weakness in South America. Sales to customers in Southeast Asia have stabilized, remaining virtually unchanged over 1998. Canadian sales increased by approximately $0.3 million, due primarily to the efforts of a new distributor in that country. Approximately 30% of the Company's 1999 total net sales were to two distributors.

     The Company's gross profit for 1999 was $53.4 million, an increase of $9.7 million or 22.2% from 1998. As a percentage of net sales, the Company's gross profit was 41.4% for 1999 as compared to 43.5% for 1998. This decline was primarily due to the recognition of inventory revalued as a result of the Hudson RCI AB acquisition, increased shipping costs as a result of sales of acquired Gibeck, Inc. products, and an unfavorable mix variance caused by increased sales of products at lower gross margins. This trend is expected to continue in the future if the preference for passive humidification products over higher margin active humidification products continues. This trend was partially offset by manufacturing cost reductions realized by the Company and higher gross margins of sales at Hudson RCI AB.

     Selling expenses were $13.1 million for 1999, an increase of $2.7 million or 26.8% over 1998. This increase was due primarily to $1.2 million of costs associated with Hudson RCI AB and $1.2 million as a result of the start-up of the German sales operation. In addition, sales and marketing expenses at Hudson RCI increased by approximately $0.3 million. As a percentage of net sales, selling expenses decreased to 10.2% as compared to 10.3% in 1998.

     Distribution expenses were $4.6 million for 1999, an increase of $1.3 million or 39.0% over 1998. As a percentage of sales, distribution expenses increased to 3.6% as compared to 3.3% in 1998. The increase is primarily the result of the increased cost of freight between the Company's distribution facilities, the start up of a distribution facility in Atlanta and increased headcount.

     General and administrative expenses for 1999 were $13.3 million, an increase of $3.1 million or 31.1% over 1998. Of this increase, $2.0 million relates to expenses incurred at Hudson RCI AB and $0.2 million as a result of the German operation. In addition, the company increased management bonuses and incurred certain non-recurring consulting expenses. As a percentage of net sales, general and administrative expenses were 11.4% in 1999 as compared to 10.2% in 1998.

     Amortization of goodwill was $1.5 million in 1999, a $1.3 million or 820% increase over 1998. This was solely driven by the Hudson RCI AB and Tyco incentive breathing exerciser acquisitions.

     Research and development expenses were $2.0 million in 1999, an increase of $1.1 million or 108.2% over 1998. This increase was primarily due to the addition of Hudson RCI AB research and development expenses of $0.7 million and increases in the Hudson RCI engineering staff.

     The provision for equity participation plan consists of accrued expenses and payments made to executives under the Equity Participation Plan. The Equity Participation Plan was terminated upon consummation of the Recapitalization. and replaced with an executive stock purchase plan. See "Item 11. Executive Compensation--Stock Subscription Plans." No payments under the Equity Participation Plan were made in 1999 that were not provided for in 1998. In 1998, the provision for equity participation plan was $63.9 million, which included approximately $1.3 million in employer taxes relating to the distribution made under the Equity Participation Plan.

     The provision for retention payments, including related employer payroll taxes, was $4.8 million in 1998. These payments were made to substantially every employee in the Company and were intended to ensure the continued employment of all employees after the Recapitalization. No payments were made in 1999 and no future retention payments are anticipated.

     Interest expense was $17.3 million for 1999, an increase of $5.9 million over 1998. The increase was due to higher debt levels during 1999 as a result of the Hudson RCI AB and Tyco acquisitions.

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

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations and borrowings under its working capital bank facility and, historically, investments from its shareholders. Cash provided by (used in) operations before EPP payments and retention bonuses totaled $(57.3) million, $7.1 million and $11.6 million in 1998, 1999 and 2000, respectively. The increase from 1999 to 2000 is attributable to decreased working capital, primarily increased trade payables. Subsequent to year end, trade payables have been reduced significantly. The Company had operating working capital, excluding cash and short-term debt, of $39.7 million and $38.7 million as of the end of fiscal 1999 and 2000, respectively. Inventories were $24.0 million and $44.6 million as of the end of fiscal 1999 and 2000, respectively. In 2000, inventories increased to unplanned levels due to problems related to the implementation of a the new management information system as well as higher sales levels. The Company has significantly reduced inventory levels in 2001, but over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. As of June 30, 2001, inventory levels were approximately $33.8 million. Accounts receivable, net of allowances, were $30.4 million and $28.3 million at the end of fiscal 1999 and 2000, respectively. The average number of days sales in accounts receivable outstanding was approximately 67 days for 2000, compared to 80 days for 1999 and 86 days for 1998. The Company offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase gradually over time as the alternate site and international markets become a larger percentage of the Company's overall sales. The Company established a European distribution center (EDC) in the fourth quarter of 2000. While this will have the effect of increasing the Company's investment in inventories, management believes that it will also result in improved service to international customers as well as in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

     Net cash used in investing activities was $6.4 million, $75.8 million and $26.9 million in 1998, 1999 and 2000, respectively. These funds were primarily used to finance the acquisition of the custom anesthesia circuit product line in 1998, Hudson RCI AB and the Tyco incentive breathing exerciser product line in 1999 and the Tyco SHERIDAN(R) endotracheal tube product line in 2000 and for capital expenditures. Capital expenditures, consisting primarily of new manufacturing equipment purchases, computer systems purchases and expansion of the Ensenada facility, totaled $3.1 million, $11.0 million and $11.3 million in 1998, 1999 and 2000, respectively. The increase in 1999 and 2000 relates to the acquisition and implementation of a new computer system, expansion of the Ensenada facility and purchases of additional manufacturing equipment. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2001 and 2002, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     Net cash provided by financing was $89.6 million in 1998, reflecting net borrowings by the Company. Net cash provided by financing activities was $71.5 million in 1999, reflecting net borrowings and equity issuances by the Company, which was used primarily to finance the Hudson RCI AB and Tyco acquisitions. Net cash provided by financing activities in 2000 of $16.2 million, reflecting net borrowings, was used primarily to finance the Tyco SHERIDAN(R) endotracheal tube product line acquisition.

     As of December 31, 2000, The Company had outstanding $221.9 million of indebtedness, consisting of $115.0 million of Subordinated Notes, borrowings of $82.5 million under the Company's Credit Facility, $10.3 million in notes payable to affiliates and $14.1 million in outstanding borrowings under the bank facility of Hudson RCI AB, its Swedish subsidiary.

     The Credit Facility currently consists of a $40.0 million Term Loan Facility (all of which was funded in connection with the Recapitalization) and a $55.0 million Revolving Loan Facility of which up to $40.0 million (all of which has been borrowed and is outstanding) may be used for permitted acquisitions and up to $15 million (the "Working Capital Portion") may be used for general corporate purposes (other than acquisitions). The Revolving Loan Facility has a letter of credit sublimit of $7.5 million. As of January, 2001 the Company had fully utilized the Working Capital Portion of the Revolving Loan Facility. The Term Loan Facility matures on June 30, 2003 and, commencing June 30, 1999, requires quarterly principal installments totaling $3.0 million in 1999, $5.5 million in 2000, $7.5 million in 2001, $9.5 million in 2002 and $14.5 million in 2003. The Revolving Loan Facility matures on June 30, 2003. The interest rate under the Credit Facility is based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined) plus a margin during the period and for the applicable type of loan as follows:

                                                        Margin
                                              ---------------------------
            Period and Loan Type              Base Rate        Eurodollar
            --------------------              ---------        ----------
            Through June, 2002
               Term and Working Capital             3.00%             4.00%
               Acquisition                          3.25%             4.25%

            July, 2002 through March, 2003
               Term and Working Capital             3.50%             4.50%
               Acquisition                          3.75%             4.75%

            Thereafter
               Term and Working Capital             4.00%             5.00%
               Acquisition                          4.25%             5.25%

For periods after June, 2002, the margins set forth above are subject to pricing reductions depending on the Company's then existing leverage ratio.

     Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (i) 75% (or 50% for years when the Company's ratio of Debt to EBITDA (as defined) is less than 5:1) of Excess Cash Flow (as defined),
(ii) 50% of the net cash proceeds of an equity issuance by Holding or the Company in connection with an initial public offering or 100% of the net cash proceeds of an equity issuance by Holding or the Company other than in connection with an initial public offering (subject in each case to certain exceptions), (iii) 100% of the net cash proceeds of the sale or other disposition of any properties or assets of Holding and its subsidiaries (subject to certain exceptions), (iv) 100% of the net proceeds of certain issuances of debt obligations of the Company and its subsidiaries and (v) 100% of the net proceeds from insurance recoveries and condemnations. The Revolving Loan Facility must be repaid upon payment in full of the Term Loan Facility.

     The Credit Facility is guaranteed by Holding and certain of the Company's subsidiaries. The Credit Facility is secured by a first priority lien in substantially all of the properties and assets of the Company and the guarantors now owned or acquired later, including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company of its existing and future subsidiaries; provided, that such pledge is limited to 65% of the shares of any foreign subsidiary to the extent a pledge of a greater percentage would result in adverse tax consequences to the Company.

     The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. Hudson RCI is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures (as defined), (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA test and (e) an interest coverage ratio. As of December 31, 2000, the Company was not in compliance with certain of these restrictive covenants. The Company amended the existing lending agreement curing all non-conformance.

The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. Hudson RCI is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures (as defined), (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA test and (e) an interest coverage ratio. As of December 31, 2000, the Company was not in compliance with certain of these restrictive covenants. The Company amended the existing lending agreement curing all non-compliance.

     The Subordinated Notes bear interest at the rate of 9-1/8%, payable semiannually on each April 15 and October 15, and will require no principal repayments until maturity. The Subordinated Notes are general unsecured obligations of the Company. The Subordinated Notes contain covenants that place limitations on, among other things, (i) the ability of the Company, any subsidiary guarantors and other restricted subsidiaries to incur additional debt, (ii) the making of certain restricted payments including investments,
(iii) the creation of certain liens, (iv) the issuance and sale of capital stock of restricted subsidiaries, (v) asset sales, (vi) payment restrictions affecting restricted subsidiaries, (vii) transactions with affiliates and (viii) the ability of the Company and any subsidiary guarantor to incur layered debt, (ix) the ability of Holding to engage in any business or activity other than those relating to ownership of capital stock of the Company and (x) certain mergers, consolidations and transfers of assets by or involving the Company.

     As of December 31, 2000, the Company had $140.3 million outstanding pursuant to unsecured promissory notes payable to affiliates of Freeman Spogli. The notes bear interest at 12.0% per annum and 14.0% per annum and mature in August 2006.

     The Company, through its wholly-owned Swedish Subsidiary, Hudson RCI AB, has incurred bank debt in Sweden (the "HRCI AB Facility") that totaled $14.1 million as of December 31, 2000. The HRCI AB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR (the interest rate at or about 11:00 a.m. Stockholm time, two banking days before a draw-down date or the relevant interest period, quoted for deposits in krona) plus 0.75% to 1.75% (4.884% to 5.884% at December 31, 2000), matures in December 2003, and is guaranteed by Steamer Holding AB, Hudson RCI AB's parent, and is secured by the common stock of Hudson RCI AB.

     In connection with the Recapitalization, the Company issued to Holding 300,000 shares of its 11-1/2% Senior Exchangeable PIK Preferred Stock due 2010 with an aggregate liquidation preference of $30.0 million, which has terms and provisions materially similar to those of the 11 1/2% Senior Exchangeable PIK Preferred Stock due 2010 issued by Holding in connection with the Recapitalization. At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

     As the result of a number of factors affecting the Company in fiscal 2000, management has taken numerous actions during 2000 and 2001 including elimination of a distribution warehouse, elimination of non-essential management personnel, reduction in inventory levels, aggressive collection efforts of accounts receivable and other cost reduction measures as management deemed necessary to fund the operations of the Company, meet anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the Credit Facility. Management does not believe the restructuring charges referred to above will be material to the Company. In addition, existing shareholders and key management personnel will contribute approximately $11.6 million in the form of convertible subordinated debt and equity in April and May of 2001 and will contribute an additional $3.5 million in convertible subordinated debt and $3.0 million in redeemable preferred stock of Holding (which Holding will invest in preferred stock of the Company) in August of 2001in order to improve the Company's liquidity position. Based on these actions, as well as anticipated improved operating performance, management believes it will have sufficient sources of liquidity to meet its obligations for a period of at least 18 months.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adoption was not be material to the financial statements.

     During the second quarter of fiscal year 2000, Emerging Issues Task Force
(EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 clarifies the accounting treatment and classification of the Company's Holding's delivery revenues and expenses. The adoption of this EITF only affects the classification of certain revenues and costs related to delivery services and does not affect the CompanyHolding's net income (loss). Delivery costs include direct and incremental costs incurred to warehouse and move product to the Company's customers. Since the Company Holding records freight costs associated with delivery of product to customers as a component of cost of sales and warehousing costs as distribution expenses, management believes they Holding already complies with this pronouncement.

     During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes the CompanyHolding is in compliance with this pronouncement.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company Holding will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. . The Company Holding will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 the Company Holding will cease recording amortization of goodwill which would increase income before taxes in 2002 by approximately $8.4 million (assuming current goodwill amounts). Other than ceasing the amortization of goodwill, the Company Holding does not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations as the CompanyHolding does not currently anticipate any impairment charges for existing goodwill.

     Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). Holding does not expect the adoption of SFAS 143 to have a material impact on Holding's financial condition and results of operations.

                                 RISK FACTORS

Substantial Leverage; Shareholders' Deficit

     As of December 31, 2000, the Company had $221.9 million of outstanding indebtedness and a shareholders' deficit of approximately $22.8 million. This level of indebtedness is substantially higher than the Company's historical debt levels and may reduce the flexibility of the Company to respond to changing business and economic conditions. In addition, subject to the restrictions in the Credit Facility and the indenture governing the Subordinated Notes (the "Indenture"), the Company may incur additional senior or other indebtedness from time to time to finance acquisitions or capital expenditures or for other general corporate purposes. See "--Liquidity and Capital Resources." The Credit Facility and the Indenture restrict, but do not prohibit, the payment of dividends by the Company to Holding to finance the payment of dividends on the Holding Preferred Stock.

     The Company's high degree of leverage may have significant consequences for the Company, including: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes, if necessary, may be impaired; (ii) a substantial portion of the Company's cash flow will beis dedicated to the payment of interest and principal on its indebtedness and will may not be available to the Company for its operations and future business opportunities; (iii) the covenants contained in the indenture and the Credit Facility will limit the Company's ability to, among other things, borrow additional funds, dispose of assets or make investments and may affect the Company's flexibility in planning for, and reacting to, changes in business conditions; (iv) indebtedness under the Credit Facility will be is at variable rates of interest, which will causemakes the Company to be vulnerable to increases in interest rates; and (v) the Company's high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally or limit its ability to withstand competitive pressures. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it may will be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. The terms of the Company's indebtedness, including the Credit Facility and the Indenture, also may prohibit the Company from taking such actions.

Medical Cost Containment

     In recent years, widespread efforts have been made in both the public and private sectors to control health care costs, including the prices of products such as those sold by the Company, in the United States and abroad. Cost containment measures have resulted in increased customer purchasing power, particularly through the increased presence of GPOs in the marketplace and increased consolidation of distributors. Health care organizations are evaluating ways in which costs can be reduced by decreasing the frequency with which a treatment, device or product is used. Cost containment has also caused a shift in the decision-making function with respect to supply acquisition from the clinician to the administrator, resulting in a greater emphasis being placed on price, as opposed to features and clinical benefits. The Company has encountered significant pricing pressure from customers and believes that it is likely that efforts by governmental and private payers to contain costs through managed care and other efforts and to reform health systems will continue and that such efforts may have an adverse effect on the pricing and demand for the Company's products. There can be no assurance that current or future reform initiatives will not have a material adverse effect on the Company's business, financial conditions or results of operations.

     The Company's products are sold principally to a variety of health care providers, including hospitals and alternate site providers, that receive reimbursement for the products and services they provide from various public and private third party payors, including Medicare, Medicaid and private insurance programs. As a result, while the Company does not receive payments directly from such third party payors, the demand for the Company's products in any specific care setting is dependent in part on the reimbursement policies of the various payors in that setting. In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payer's list of covered services. In light of increased controls on Medicare spending, there can be no assurance on the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payers. If providers, suppliers and other users of the Company's products are unable to obtain sufficient reimbursement, a material adverse impact on the Company's business, financial condition or operations may result.

     The Company expects that the trend toward cost containment that has impacted the domestic market will also be experienced in international health care markets, impacting the Company's growth in foreign countries, particularly where health care is socialized.

Industry Consolidation; Customer Concentration

     Cost containment has resulted in significant consolidation within the health care industry. A substantial number of the Company's customers, including group purchasing organizations, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. The acquisition of any of the Company's significant customers could result in the loss of such customers by the Company, thereby negatively impacting its business, financial condition and results of operations. For example, in 1996, three GPOs that accounted for aggregate sales of approximately $11.0 million combined and, as a result of a decision of the combined entity to enter into a sole distributorship arrangement in 1997 with one of the Company's competitors, the Company has experienced some decrease in sales and may experience additional sales decreases in the future. In addition, the consolidation of health care providers often results in the renegotiation of terms and in the granting of price concessions. The Company's customer relationships, including exclusive or preferential provider relationships, are terminable at will by either party without advance notice or penalty. Because larger purchasers or groups of purchasers tend to have more leverage in negotiating prices, this trend has caused the Company to reduce prices and could have a material adverse effect on the Company's business, financial condition or results of operations. As GPOs and integrated health care systems increase in size, each relationship represents a greater concentration of market share and the adverse consequences of losing a particular relationship increases considerably. For fiscal 2000, the Company's ten largest group purchasing arrangements accounted for approximately 34% of the Company's total net sales. Distributors have also consolidated in response to cost containment. For fiscal 2000, approximately 30.8% of the Company's net sales were to two distributors, Owens & Minor Inc. and McKesson, which accounted for 20.2% and 10.6%, respectively, of the Company's net sales. The loss of the Company's relationship with these distributors would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks Related to International Sales; Foreign Operations

     Sales made outside the United States represented approximately 19.7% of the Company's 2000 net sales and the Company intends to increase international sales as a percentage of total net sales. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including increased regulation, extended payment periods, competition from firms with more local experience, currency exchange rate fluctuations and import and export controls. The Company has sales operations in Germany, Sweden, the United Kingdom, France and other countries where sales are made in local currency. While the Company plans to hedge its foreign currency exposures by attempting to purchase goods and services with the proceeds from sales in local currencies where possible, and to purchase forward contracts to hedge receivables denominated in foreign currency, there can be no assurance that the Company's hedging strategies will allow the Company to successfully mitigate its foreign exchange exposures. The Company's foreign exchange exposure has historically not been significant, and was not considered to be significant in fiscal 2000.

     The Company also maintains a manufacturing and assembly facility in Ensenada, Mexico and an assembly facility in Kuala Lumpur, Malaysia and, as a result, is subject to operational risks such as changing labor trends and civil unrest in those countries. In the event the Company were required to transfer its foreign operations to the United States or were otherwise unable to benefit from its lower cost foreign operations, its business, financial condition and results of operations would be adversely affected.

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

Risks Generally Associated with Acquisitions

     An element of the Company's business strategy is to pursue strategic acquisitions that either expand or complement the Company's business. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and the assimilation and retention of the personnel of the acquired companies, and potential adverse effects on the Company's operating results. The Company may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to the Company, if at all. In addition, the Credit Facility and the Indenture contain certain restrictions regarding acquisitions. The Indenture restricts acquisitions to those companies in the same line of business as the Company, and requires that all such acquired companies be designated Restricted Subsidiaries (as defined therein). The Credit Facility restricts all acquisitions with the exception of Permitted Acquisitions (as defined therein), and limits, among other things, (i) the sum that may be paid in connection with any single acquisition to $30.0 million,
(ii) the total amount outstanding of revolving credit indebtedness that can be incurred for acquisition purposes to $45.0 million, and (iii) the line of business of the acquired entity or assets. The inability of the Company to successfully finance, complete and integrate strategic acquisitions in a timely manner could have an adverse impact on the Company's ability to effect a portion of its growth strategy.

Patents and Trademarks

     The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights. However, the Company does file patent applications on concepts and processes developed by the Company's personnel. The Company has 25 patents in the U.S. Many of the U.S. patents have corresponding patents issued in Canada, Europe and various Asian countries. The Company's success will depend in part on its ability to maintain its patents, add to them where appropriate, and to develop new products and applications without infringing the patent and other proprietary rights of third parties and without breaching or otherwise losing rights in technology licenses obtained by the Company for other products. There can be no assurance that any patent owned by the Company will not be circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. If challenged, there can be no assurance that the Company's patents (or patents under which it licenses technology) will be held valid or enforceable. In addition, there can be no assurance that the Company's products or proprietary rights do not infringe the rights of third parties. If such infringement were established, the Company could be required to pay damages, enter into royalty or licensing agreements on onerous terms and/or be enjoined from making, using or selling the infringing product. Any of the foregoing could have a material adverse effect upon the Company's business, financial condition or results of operations.

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

Energy Costs and Availability

     Over the past year, there has been a shortfall of available electricity in several areas of California. This shortage has resulted in increased energy costs and temporary interruptions in electrical service in several geographic areas of California, including the area in which the Company maintains its headquarters and principal manufacturing center. During the past several months, the cost of obtaining energy for the Company's California facilities has increased and electrical service to those facilities has been temporarily interrupted on several occasions. Furthermore, the Company participates in a program with the utility that provides electricity to its California facilities whereby the Company receives discounted service rates in exchange for its consent to temporary interruptions in electrical service to the California facilities during peak periods of electricity use. There is a likelihood that, with the increased demand for electricity in California during the summer months ahead, the cost of obtaining electricity for the Company's California facilities will continue to increase and interruptions in electrical service could result in decreased productivity at the Company's California facilities. The Company has implemented installed at its California facility a generator capable of operating the administrative offices, including all computer systems, which are required to effectively conduct business at all locations in the United States and Mexico.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

     Quantitative Disclosures. With the Hudson RCI AB acquisition, the Company has greater foreign currency exposure with respect to its international operations. In the past, the Company's only international exposure was its manufacturing operation in Mexico. All sales were previously denominated in U.S. dollars. Currently, the Company has operations in Germany, Sweden, Japan and other countries where sales are made in local currency. The Company plans to hedge its foreign currency exposures by attempting to purchase goods and services with the proceeds from sales in local currencies where possible. The Company may also purchase forward contracts to hedge receivables denominated in foreign currency that are expected to be collected and converted into another currency. However, there can be no assurance that the Company's hedging strategies will allow the Company to successfully mitigate its foreign exchange exposures.

     The Company is exposed to certain market risks associated with interest rate fluctuations on its debt. All debt arrangements are entered into for purposes other than trading. The Company's exposure to interest rate risk arises from financial instruments entered into in the normal course of business that, in some cases, relate to the Company's acquisitions of related businesses. Certain of the Company's financial instruments are fixed rate, short-term investments instruments which are held to maturity. The Company's fixed rate debt consists primarily of outstanding balances on the Subordinated Notes and its variable rate debt relates to borrowings under the Credit Facility (see "Item 7. Management's Discussion and Analysis of financial condition and Results of Operations--Liquidity and Capital Resources"). With respect to the Company's fixed rate debt, changes in interest rates generally affect the fair value of such debt, but do not have an impact on earnings or cash flows. Because the Company generally cannot prepay its fixed rate debt prior to maturity, interest rate risk and changes in fair value should not have a significant impact on this debt until the Company is required to refinance. With respect to variable rate debt, changes in interest rates affect earnings and cash flows, but do not impact fair value. The impact on the Company's interest expense in the upcoming year of a one-point interest rate change on the outstanding balance of the Company's variable rate debt would be approximately $932,000.

     The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments. The fair value of the Company's fixed rate debt is estimated based on quoted market prices.

                            Expected Maturity Date
                           (as of December 31, 2000)

                              Fiscal       Fiscal       Fiscal       Fiscal       Fiscal        There-                 Fair
                               2001         2002         2003         2004         2005         after       Total      Value
                             --------     --------     --------     --------     --------      --------    --------   -------
                                                                    (Dollars in thousands)
Fixed Rate Debt............   $ 2,000      $    --      $    --      $    --       $   --      $123,266    $125,266   $79,266

 Average Interest Rate.....      14.0%          --           --           --                        9.5%

Variable Rate Debt.........   $10,686      $11,444      $13,444      $55,944       $5,130      $     --    $ 96,648   $96,648

 Average Interest Rate.....       8.2%         8.2%         8.2%         8.2%         8.2%          8.2%

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

Item 8.  Financial Statements.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following individuals are the executive officers and directors of Holding and Hudson RCI as of September 14, 2001:

Name                           Age                   Position
----                           ---    --------------------------------------
Charles A. French.........     58     President & Chief Executive Officer

Lougene Williams.........      56     Senior Vice President

Patrick G. Yount.........      41     Chief Financial Officer

Jay R. Ogram.............      46     Chief Information Officer

Brian W. Morgan..........      61     Vice President, Human Resources

Ola G. Magnusson.........      52     Senior Vice President

Jeffery D. Brown.........      43     Vice president, Marketing and Sales

Richard W. Johansen......      49     Director, Chairman of the Board

Helen Hudson Lovaas......      62     Director

Jon D. Ralph.............      37     Director

Charles P. Rullman.......      52     Director

Ronald P. Spogli.........      53     Director

Sten Gibeck..............      57     Director

     Charles A. French became the President and Chief Executive Officer of the Company and Holding in August, 2001. Prior to this, he was a private investor focused on healthcare and technology companies since 1989. Previously, he had held senior management positions at Spectramed, Inc., Caremark, Inc. and Bentley Laboratories, Inc.

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

     Patrick G. Yount became the Company's Chief Financial Officer in March, 2001. Prior to joining the company, he held the positions of Chief Financial Officer and Chief Operating Officer of Good Source Solutions - a nationwide distributor of specialty food items. Prior to joining Good Source Solutions in 1998, he held positions as a senior member of the Merchant Banking Group for Banque Paribas where we was employed in their San Francisco office from 1995 to 1998.

     Jay R. Ogram is the Company's Chief Information Officer, having been appointed to this position in March, 2001. Mr. Ogram served as the Company's Chief Financial Officer from 1996 to 2001. From 1984 until his assumption of Chief Financial Officer responsibilities, Mr. Ogram held prior positions as Accounting Manager and Vice President and Controller of the Company. Prior to joining the Company, he had held executive positions in financial management with a major health care company.

     Brian W. Morgan is Vice President, Human Resources, having held this position since 1989, and assumed the same position with Holding after consummation of the Recapitalization. Mr. Morgan held similar positions in human resources at Respiratory Care Inc. since 1978.

     Jeffery D. Brown, Vice President of Marketing and Sales, assumed this position in January, 2000. From 1997 to 2000 Mr. Brown served as the Company's Director of Sales, from 1993 to 1997 as National Sales Manager and from 1991 to 1993 as Regional Sales Manager . Mr. Brown has also held positions of National Account Manager from 1982 to 1991 and Territorial Sales Manager from 1980 to 1982.

     Ola G. Magnusson is a Senior Vice President and serves as President of Hudson RCI AB in Sweden. Mr. Magnusson joined the company in 1999 in connection with the acquisition of Louis Gibeck AB where he was the President and Chief Executive Officer since 1996. Prior to joining Louis Gibeck AB, Mr. Magnusson held several different positions, primarily in marketing with Pharmacia, a Swedish pharmaceutical company.

     Richard W. Johansen is a director and Chairman of the Board of the Company and Holding, assuming the position of Chairman in August, 2001. Prior to August 2001, Mr. Johansen had been President of the Company since 1993 and assumed the additional responsibilities of Chief Executive Officer in 1997. He assumed the same positions with Holding after consummation of the Recapitalization. From 1989 to 1993, he served as Vice President, Marketing and Sales for the Company following the 1989 acquisition of Respiratory Care Inc. by Hudson RCI. He held the same position with Respiratory Care Inc. as well as prior executive positions in the area of business development with its parent company, The Kendall Company.

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


     Jon D. Ralph became a director of Hudson RCI and of Holding in connection with the Recapitalization. Mr. Ralph joined Freeman Spogli in 1989 and became a Principal in January 1998. Prior to joining Freeman Spogli, Mr. Ralph spent three years at Morgan Stanley & Co. Incorporated where he served as an analyst in the Investment Banking Division. Mr. Ralph is also a director of Century Maintenance Supply, Inc. and The Pantry, Inc.

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

     Ronald P. Spogli became a director of Hudson RCI and of Holding in connection with the Recapitalization. He is a founding Principal of Freeman Spogli, which was founded in 1983. Mr. Spogli is also a director of AFC Enterprises, Inc., Century Maintenance Supply, Inc. and Gaylan's Trading Co. Inc.

     Sten Gibeck became a director of Hudson RCI and of Holding in connection with the July 1999 acquisition of Hudson RCI AB. Mr. Gibeck has been employed by Hudson RCI AB since 1965, and since 1997 has served as its Vice President of Research and Development. From 1971 through 1996, Mr. Gibeck served as the President of Hudson RCI AB.

     Directors of Hudson RCI and of Holding are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Item 11.  Executive Compensation.

     The following table sets forth the compensation earned by the Company's and Holding's Chief Executive Officer and the Company's four most highly compensated executive officers who earned salary and bonus in excess of $100,000 for services rendered in all capacities to Holding, the Company and their subsidiaries for the fiscal year ended December 31, 2000 (collectively, the "Named Executive Officers"). As of December 31, 2000, Holding and the Company had one other executive officer whose salary and bonus for fiscal year ended December 31, 2000 was less than the salary and bonus of the Named Executive Officers.


                          Summary Compensation Table

                                                               Annual Compensation (1)
                                                    --------------------------------------
                                                                            Other Annual       All Other
                                           Fiscal                           Compensation     Compensation
                                            Year     Salary       Bonus          (2)              (3)
                                          ----------------------------------------------------------------
Richard W. Johansen....................      2000   $290,438    $     --     $        --        $10,500
Chairman of the Board (4)                    1999    294,945     143,039         177,334          9,600
                                             1998    265,500      53,100      14,853,967          9,600

Lougene Williams.......................      2000   $186,592    $     --     $        --        $10,500
Senior Vice President                        1999    190,862      64,798          73,020          9,600
                                             1998    182,000      25,480       6,116,222          9,000

Jay R. Ogram...........................      2000   $153,674    $     --     $        --        $ 9,220
Chief Information Officer (5)                1999    148,314      43,159              --          8,889
                                             1998    142,000      17,040       6,116,222          8,520

Brian W. Morgan........................      2000   $130,288    $     --     $        --        $ 7,817
Vice President, Human Resources              1999    132,433      38,538          52,157          7,946
                                             1998    127,320      15,268       4,527,873          7,634

Jeffery D. Brown.......................      2000   $126,023    $     --     $        --        $ 7,561
Vice President, Marketing & Sales (6)

_____________________
(1)   All compensation is paid by the Company.

(2) Reflects amounts earned by the Named Executive Officers during 1997 and 1998 and paid in 1998 and 1999 under the Equity Participation Plan. During 1999, no executive officer named above received perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total of such officer's salary and bonus nor did any such officer receive any restricted stock award or stock appreciation right.
(3)   Represents payments by the Company under its defined contribution plan.
(4) Prior to 2001, Richard W. Johansen was the Company's and Holding's President and Chief Executive Officer.
(5) Prior to 2001, Jay R. Ogram was the Company's and Holding's Chief Financial Officer.
(6) Prior to 2000, the Named Executive was not an officer of the Company or Holding.

Executive Employment Agreements

     On April 7, 1998, the Company entered into employment agreements with each of the Named Executive Officers, except Jeffery D. Brown. Each Named Executive Officer receives a base salary in an amount and on substantially the same terms and conditions as was being paid by the Company on that date and an annual cash bonus in accordance with the Company's existing incentive programs. Pursuant to the employment agreements, in the event that employment is terminated by the Company other than for cause (as such term is defined in the employment agreements), or if the Named Executive Officer resigns pursuant to a "qualifying resignation" (as such term is defined in the employment agreements), the Company will be required to pay such Named Executive Officer's base salary for a period of between 12 and 24 months. The employment agreements also provide for nondisclosure of confidential information, that the Named Executive Officer shall not engage in any prohibited activity (as such term is defined in the employment agreement) during the term of employment and that the Named Executive Officer will refrain from interfering with the Company's contractual relationships or soliciting the Company's employees for 12 months following the Named Executive Officer's termination.

Compensation of Directors

     Directors of the Company and Holding receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings.

Management Bonus Plans

     The Company offers two management bonus plans for its executives, one for senior management and one for executive management. The plan for senior management is based on a combination of the financial goals of the Company and goals set for individual employees. The plan has minimum goals of 70% attainment for operating income and 75% attainment of the individual plan. The payout is weighted such that 70% on attainment of Company financial performance and 30% attainment of individual performance goals. The plan for executive management is based on the financial goals of the Company. The payout to an individual is based on his or her bonus level and the percentage attainment of the operating income goal for the Company. In order to participate, 70% of operating income must be achieved.

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

Compensation Committee Interlocks and Insider Participation

     The Board of Directors of the Company determines the compensation of the executive officers. During fiscal 2000, Mr. Rullman determined the compensation of the Company's Chief Executive Officer and Mr. Rullman and Mr. Johansen participated in deliberations regarding the compensation of the Company's other executive officers.

Stock Subscription Plans

     In April 1998, Holding adopted an Employee Stock Subscription Plan and an Executive Stock Subscription Plan (collectively, the "Stock Subscription Plans") pursuant to which executives of the Company purchased 800,000 shares of common stock of Holding valued at $10.00 per share. The Stock Subscription Plans provide for a repurchase option in favor of Holding upon termination of employment at stated repurchase prices. In addition, the Stock Subscription Plans provide for restrictions on the transferability of shares prior to the fifth anniversary of the Recapitalization or Hudson RCI's initial public offering. The shares are also subject to a right of first refusal in favor of Holding as well as obligations to sell at the request of Freeman Spogli and co-sale rights if Freeman Spogli sells its shares to a third party. No additional shares of Holding common stock were sold under the Stock Subscription Plans in fiscal 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

River Holding Corp.

     The following table sets forth certain information, as of September 14, 2001, with respect to the beneficial ownership of capital stock of Holding by
(i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of Hudson RCI and (iv) all Named Executive Officers and directors of Holding as a group. The following table should be read in conjunction with the security ownership table for Hudson RCI.

                                                               Shares of            Percent         Shares of      Percent
     Name of Beneficial Owner                                    Common               of            Preferred         of
                                                                 Stock               Class            Stock         Class
                                                             -------------       -------------   --------------  ------------
Freeman Spogli & Co. Incorporated(1)........................   8,121,791             88.8%            --             --
  Ronald P. Spogli(1)
  Charles P. Rullman(1)
  Jon D. Ralph(1)
Richard W. Johansen(2)(4)...................................     300,000              3.3%            --             --
Sten Gibeck(4)..............................................     200,000              2.2%            --             --
Lougene Williams(4).........................................     100,000              1.1%            --             --
Jay R. Ogram(4).............................................     100,000              1.1%            --             --
Brian W. Morgan(4)..........................................      15,000                *             --             --
Jeffery D. Brown(4).........................................      25,000                *             --             --
Helen Hudson Lovaas(4)......................................          --               --             --             --
All named Executive Officers and directors of
 Holding as a group (10 individuals)........................   8,861,791             96.9%            --             --

------------------
*  Less than 1%.
(1) 1,441,251 shares, 58,749 shares and 6,621,791 shares of common stock are held of record by FS Equity Partners III, L.P. ("FSEP III"), FS Equity Partners International, L.P. ("FSEP International") and FS Equity Partners IV, L.P. ("FSEP IV"), respectively. As general partner of FS Capital Partners, L.P. ("FS Capital"), which is general partner of FSEP III, FS Holdings, Inc. ("FSHI") has the sole power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P. ("FS&Co. International"), which is the general partner of FSEP International, FS International Holdings Limited ("FS International Holdings") has the sole power to vote and dispose of the shares owned by FSEP International. As general partner of FSEP IV, FS Capital Partners LLC ("FS Capital LLC") has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Spogli and Rullman and Bradford M. Freeman, William M. Wardlaw, J. Frederick Simmons and John M. Roth are the sole directors, officers and shareholders of FSHI, FS International Holdings and Freeman Spogli & Co. Incorporated and such individuals, in addition to Mr. Ralph and Todd W. Halloran and Mark J. Doran, are the sole managing members of FS Capital LLC, and as such may be deemed to be the beneficial owners of the shares of the common stock and rights to acquire the common stock owned by FSEP III, FSEP International and FSEP IV. The business address of Freeman Spogli & Co. Incorporated, FSEP III, FSEP IV, FS Capital, FSHI, FS Capital LLC, and its sole directors, officers, shareholders and managing members is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025 and the business address of FSEP International, FS&Co. International and FS International Holdings is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies.
(2) Represents shares held of record by the Johansen Family Trust U/D/T dated 8/16/91 (the "Trust"), of which Mr. Johansen and his wife, Barbara L. Johansen, are the trustees.
(3) Represents shares held of record by the Brown Family Trust dated 4/21/98 (the "Brown Trust"), of which Mr. Brown and his wife, Ellen Ann Brown, are the trustees.
(4) The business address of these individuals is River Holding Corp., 599 Lexington Avenue, 18th Floor, New York, New York 10022.

Hudson RCI

     The following table sets forth certain information, as of September 14, 2001, with respect to the beneficial ownership of capital stock of the Company by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of Hudson RCI and (iv) all Named Executive Officers and directors of Hudson RCI as a group.

                                                       Shares of        Percent         Shares of      Percent
     Name of Beneficial Owner                            Common           of            Preferred         of
                                                         Stock           Class            Stock         Class
                                                     -------------   -------------   --------------  ------------
River Holding Corp.(1)............................     9,154,293          84.6%          397,694          100%
  Jon D. Ralph(1).................................
  Charles P. Rullman(1)...........................
  Ronald P. Spogli(1).............................
Helen Hudson Lovaas(2)............................     1,500,000          13.9%               --           --
Sten Gibeck(3)....................................            --            --                --           --
Richard W. Johansen(3)............................            --            --                --           --
Lougene Williams(3)...............................            --            --                --           --
Jay R. Ogram(3)...................................            --            --                --           --
Brian W. Morgan(3)................................            --            --                --           --
All Named Executive Officers and directors
 of the Company as a group (10 individuals).......    10,654,293          98.4%          397,694        100.0%

____________

(1) As beneficial owner of 88.58% of the common stock of Holding, Freeman Spogli will have the power to vote and dispose of the shares held by Holding. 1,441,251 shares, 58,749 shares and 6,621,791 shares of common stock of Holding is held of record by FS Equity Partners III, L.P. ("FSEP III"), FS Equity Partners International, L.P. ("FSEP International") and FS Equity Partners IV, L.P. ("FSEP IV"), respectively. As general partner of FS Capital Partners, L.P. ("FS Capital"), which is general partner of FSEP III, FS Holdings, Inc. ("FSHI") has the sole power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P. ("FS&Co. International"), which is the general partner of FSEP International, FS International Holdings Limited ("FS International Holdings") has the sole power to vote and dispose of the shares owned by FSEP International. As general partner of FSEP IV, FS Capital Partners LLC ("FS Capital LLC") has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Spogli and Rullman and Bradford M. Freeman, William M. Wardlaw, J. Frederick Simmons and John M. Roth are the sole directors, officers and shareholders of FSHI, FS International Holdings and Freeman Spogli & Co. Incorporated and such individuals, in addition to Mr. Ralph and Todd W. Halloran and Mark J. Doran, are the sole managing members of FS Capital LLC, and as such may be deemed to be the beneficial owners of the shares of the common stock and rights to acquire the common stock owned by FSEP III, FSEP International and FSEP IV. The business address of Freeman Spogli & Co. Incorporated, FSEP III, FSEP IV, FS Capital, FSHI, FS Capital LLC, and its sole directors, officers, shareholders and managing members is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025 and the business address of FSEP International, FS&Co. International and FS International Holdings is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies. Holding has pledged all shares of the Company's capital stock held by it to secure its guarantee of the Company's obligations under the New Credit Facility.
(2) Represents 1,073,560 shares held of record by the Helen Lovaas Separate Property Trust U/D/T dated 7/16/97 ("Trust No. 1") and 426,440 shares held of record by the Helen Lovaas Trust No. 2 U/D/T dated as of January 10, 2000 ("Trust No. 2"). As sole trustee of Trust No. 1, Mrs. Lovaas has the sole power to vote and dispose of the shares owned by Trust No. 1. As co-trustee of Trust No. 2, Mrs. Lovaas has shared power to vote and dispose of the shares owned by Trust No. 2. The address of each of Trust No. 1 and Trust No. 2 is c/o Hudson Respiratory Care Inc., 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589.
(3) The business address of these individuals is Hudson Respiratory Care Inc., 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589.

Item 13. Certain Relationships and Related Transactions.

Shareholders' Agreement

     Helen Hudson Lovaas (the "Continuing Shareholder") and Holding have entered into a Shareholders' Agreement, as amended (the "Shareholders' Agreement"). Under the Shareholders' Agreement, Holding and the Continuing Shareholder have the right to purchase their pro rata share of certain new issuances of capital stock by Hudson RCI. In addition, the Shareholders' Agreement provides that upon certain issuances of common stock of Holding to employees of the Company, and contribution of the consideration received for such issuance to Hudson RCI, an equivalent number of shares of Hudson RCI's common stock will be issued to Holding. The Shareholders' Agreement provides for restrictions on the transferability of the shares held by the Continuing Shareholder for a period of two years following the consummation of the Recapitalization, and provides for a right of first offer on the Continuing Shareholder's common stock. In addition, the agreement provides that upon sales by Holding of common stock of Hudson RCI or by Freeman Spogli of common stock of Holding, the Continuing Shareholder is obligated to sell all its shares of common stock at the request of Holding and the Continuing Shareholder has the right to participate in such sale on a pro rata basis. If Hudson RCI engages in an initial public offering with respect to its common stock, the Shareholders' Agreement provides that Holding will exchange all of the common stock of Hudson RCI it holds for newly issued common stock of Hudson RCI and the Mirror Preferred Stock (as defined below) will be exchanged, at Holding's option, into Company Preferred Stock or Company Exchange Debentures, which in turn will be exchanged for Exchange Preferred Stock. Holding will then liquidate and distribute Hudson RCI's common stock to its common holders. Hudson RCI will grant unlimited piggyback registration rights (after an initial public offering) to Freeman Spogli and the Continuing Shareholder and, commencing six (6) months after the initial public offering, three (3) demand registrations to Freeman Spogli, and one demand registration to the Continuing Shareholder. The Shareholders' Agreement provides that the parties thereto will vote their shares to elect Helen Hudson Lovaas to the Board of Directors.

Note Payable to Freeman Spogli

     In July 1999 in connection with the Hudson RCI AB acquisition, the Company borrowed $22.0 million pursuant to an unsecured promissory note payable to Freeman Spogli. The note bears interest at 12.0% per annum, matures in August 2006, and requires semiannual interest payments, which can be deferred to maturity date at the option of the Company. In fiscal 1999, approximately $14.5 million in principal was paid on the note. In fiscal 2000, an additional $2.0 million was borrowed, which is due on demand. As of December 31, 2000, $10.3 million remained outstanding on the note.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Documents filed as part of this Report:

                                                                                      Page
          (1)  Financial Statements
               Financial Statements are filed as part of this Form 10-K.............   F-1
          (2)  Financial Statement Schedules
               Report of Independent Public Accountants.............................  II-1
               Schedule II -- Valuation and Qualifying Accounts.................... . II-2

               All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

          (3)  Exhibits

               2.1(1) Agreement dated May 7, 1999 between Sten Gibeck, Hudson RCI and Holding.
               2.2(1) Agreement dated May 7, 1999 between Euroventures Nordica I B.V., Hudson RCI and Holding.
               2.3(1) Agreement dated May 7, 1999 between Forsakrings AB Skandia and Livforsakrings AB Skandia, Hudson RCI and Holding. 2.4(1) Agreement dated May 7, 1999 between Maud Gibeck, Hudson RCI and Holding.
               2.5(1) Stock Subscription Agreement dated August 4, 1999 between Sten Gibeck, Holding, FSEP III, FSEP International and FSEP IV.
               2.6(2) Asset Purchase Agreement dated September 18, 2000 between Hudson RCI and Tyco Healthcare Group L.P.
               2.7(3) Amendment to Asset Purchase Agreement dated September 27, 2000 between Hudson RCI and Tyco Healthcare Group L.P.
               2.8(4) Amendment No. 2 to Asset Purchase Agreement dated October 28, 2000 between Hudson RCI and Tyco healthcare Group L.P.
               3.1(5) Amended and Restated Articles of Incorporation of Hudson RCI, as amended to date.
               3.2(5)  Bylaws of Hudson RCI.
               4.1(5) Indenture dated as of April 7, 1998 among Hudson RCI, Holding and United States Trust Company of New York, as Trustee, with respect to the 9-1/8% Senior Subordinated Notes due 2008 (including form of 9-1/8% Senior Note due
                       2008).
               4.2(5) Exchange Indenture dated as of April 7, 1998 among Hudson RCI, Holding and United States Trust Company of New York, as Trustee, with respect to the 11-1/2% Subordinated Exchange Debentures due 2010 (including form of 11- 1.2% Senior Subordinated Exchange Debenture due 2010).
               10.1(5) Credit Agreement dated as of April 7, 1998 among Hudson
                       RCI, Holding, the lenders party thereto, Salomon Brothers Inc. as arranger, advisor and syndication agent, and Bankers Trust Company ("Bankers Trust") as administrative agent and collateral agent.
               10.2(5) Security Agreement dated as of April 7, 1998 between
                       Hudson RCI and Bankers Trust.
               10.3(5) Pledge Agreement dated as of April 7, 1998 between
                       Holding and Bankers Trust.
               10.4(5) Deed of Trust, Security Agreement, Fixture Filing and
                       Assignment of Leases and Rents dated April 7, 1998 between Hudson RCI and Chicago Title Insurance Company fbo Bankers Trust.
               10.5(5) Holding Guarantee Agreement dated as of April 7, 1998 between Holding and Bankers Trust.
               10.6(5) Indemnity, Subrogation and Contribution Agreement dated as of April 7, 1998 among Hudson RCI, Holding and Bankers Trust.

               10.7(5) Shareholders Agreement dated April 7, 1998 among Holding, The Helen Hudson Lovaas Separate Property Trust U/D/T dated July 17, 1997 (the "Hudson Trust"), FS Equity Partners III, L.P. ("FSEP III"), FS Equity Partners International, L.P. ("FSEP International"), FS Equity Partners IV, L.P. ("FSEP IV"), and Hudson RCI.
               10.8(5) Stock Subscription Agreement dated April 7, 1998 between Holding and River Acquisition Corp.
               10.9(5) Employment Agreement dated April 7, 1998 between Hudson RCI and Richard W. Johansen.
               10.10(5) Employment Agreement dated April 7, 1998 between Hudson
                        RCI and Jay R. Ogram.
               10.11(5) Employment Agreement dated April 7, 1998 between Hudson
                        RCI and Lougene Williams.
               10.12(5) Employment Agreement dated April 7, 1998 between Hudson
                        RCI and Brian W. Morgan.
               10.13(6) Form of Amendment No. 1 to Credit Agreement dated as of
                        July 30, 1998 among Hudson RCI, Holding, the lenders party thereto, Salomon Brothers Inc. and Bankers Trust.
               10.14(7) Amendment No. 1 to Shareholders Agreement dated April 8,
                        1998 among Holding, the Hudson Trust, FSEP III, FSEP IV and Hudson RCI.
               10.15(7) Form of Amendment No. 2 to Credit Agreement dated as of
                        March 12, 1999 among Hudson RCI, Holding, the lenders party thereto, Salomon Brothers Inc. and Bankers Trust.
               10.16(8) Amendment No. 3 to Credit Agreement dated as of June 17,
                        1999 among Hudson RCI, Holding, the lenders party thereto, Salomon Brothers Inc. and Bankers Trust.
               10.17(9) Amendment No. 4 to the Credit Agreement dated as of
                        August 11, 2000 among Hudson RCI, Holding, the lenders party thereto, Salomon Brothers Inc. and Bankers Trust.
               10.18(9) Consent and Waiver No. 2 to Credit Agreement dated as of
                        September 1, 2000 among Hudson RCI, Holding, the lenders party thereto, Salomon Brothers Inc. and Bankers Trust.
               12.1     Statement re Computation of Earnings to Fixed Charges
                        Ratio.
               21.1 (9) Subsidiaries of Hudson RCI.
               24.1 Power of Attorney (included on the signature pages hereof).

               --------------------
               (1) Incorporated by reference to the exhibit designated by the same number in the Form 8-K filed by the Company on August 6, 1999 (date of earliest event: July 22, 1999) (File No. 333-56097).
               (2) Incorporated by reference to the exhibit designated by number 2.1 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28, 2000) (File
                    No.: 333-56097).
               (3) Incorporated by reference to the exhibit designated by number 2.2 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28, 2000) (File
                    No.: 333-56097).
               (4) Incorporated by reference to the exhibit designated by number 2.3 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28, 2000) (File
                    No.: 333-56097).
               (5) Incorporated by reference to the exhibit designated by the same number in the Form S-4 filed by the Company on June 5, 1998 (File No. 333-56097).
               (6) Incorporated by reference to the exhibit designated by the same number in Amendment No. 1 to Form S-4 filed by the Company on August 3, 1998 (File No. 333-56097).
               (7) Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Company for the fiscal year ended December 25, 1998 (File No. 333-56097).
               (8) Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Company for the fiscal year ended December 31, 1999 (File No.: 333-56097).
               (9) Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Company for the fiscal year ended December 31, 2000 (File No.: 333-56097).

     (b)  Current Reports on Form 8-K.

          None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RIVER HOLDING CORP.


     Date:  September 14, 2001       By:   /s/ Patrick G. Yount
                                         ----------------------------------
                                           Patrick G. Yount
                                           Chief Financial Officer and Secretary


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick G. Yount his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in and any all capacities, to sign any and all amendments to this Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                           Title                                Date
         ---------                           -----                                ----
  /s/ Charles A. French           Chief Executive Officer                   September 14, 2001
------------------------------    (Principal Executive Officer)
      Charles A. French

   /s/ Patrick G. Yount           Chief Financial Officer and Secretary     September 14, 2001
------------------------------    (Principal Financial Officer)
       Patrick G. Yount

   /s/ Richard W. Johansen        Director, Chairman of the Board           September 14, 2001
------------------------------
       Richard W. Johansen

   /s/ Helen Hudson Lovaas        Director                                  September 14, 2001
------------------------------
       Helen Hudson Lovaas

   /s/ Ronald P. Spogli           Director                                  September 14, 2001
------------------------------
       Ronald P. Spogli

  /s/ Charles P. Rullman          Director                                  September 14, 2001
------------------------------
      Charles P. Rullman

     /s/ Jon D. Ralph             Director                                  September 14, 2001
------------------------------
         Jon D. Ralph

     /s/ Sten Gibeck              Director                                  September 14, 2001
------------------------------
         Sten Gibeck

   Supplemental Information to be Furnished With Reports Filed Pursuant to
 Section 15(d) of the Act by Registrants Which Have Not Registered Securities
                       Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

                     RIVER HOLDING CORP. AND SUBSIDIARIES





                         INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS                                                                                      PAGE
---------------------------------                                                                                      ----
Report of Independent Public Accountants..........................................................................      F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000......................................................      F-3

Consolidated Statements of Operations and Comprehensive Loss for the Period From April 7, 1998
   (inception) to December 25, 1998 and for the years ended December 31, 1999 and 2000............................      F-4

Consolidated Statements of Stockholders' Equity for the Period From April 7, 1998 (inception) to
   December 25, 1998 and for the years ended December 31, 1999 and 2000...........................................      F-5

Consolidated Statements of Cash Flows for the Period From April 7, 1998 (inception) to December 25,
   1998 and for the years ended December 31, 1999 and 2000........................................................      F-6

Notes to Consolidated Financial Statements........................................................................      F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of River Holding Corp.:

     We have audited the accompanying consolidated balance sheets of RIVER HOLDING CORP., (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the period from April 7, 1998 (inception) to December 25, 1998, and the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Holding Corp. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the period from April 7, 1998 (inception) to December 25, 1998 and the years ended December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP


Orange County, California
July 30, 2001

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                    ASSETS

                                                                                                     December 31,      December 31,
                                                                                                        1999              2000
                                                                                                     ----------        ----------
CURRENT ASSETS:
 Cash..............................................................................................  $    2,917        $    3,530
 Accounts receivable, less allowance for doubtful accounts of $973 and 3,500 at
  December 31 1999 and 2000, respectively..........................................................      30,425            28,307
 Inventories.......................................................................................      24,043            44,610
 Other current assets..............................................................................       4,945             2,165
                                                                                                     ----------        ----------
     Total current assets..........................................................................      62,330            78,612

PROPERTY, PLANT AND EQUIPMENT, net.................................................................      54,341            59,030

OTHER ASSETS:
 Deferred tax asset................................................................................      11,342            11,502
 Deferred financing costs, net of accumulated amortization of $2,253 and 3,245 at
  December 31, 1999 and 2000, respectively.........................................................      11,134             9,587
 Other assets......................................................................................         222             1,189
 Goodwill, net of accumulated amortization of $8,197 and $13,277 at December 31,
  1999 and 2000, respectively......................................................................     205,592           201,116
                                                                                                     ----------        ----------
     Total other assets............................................................................     228,290           223,394
                                                                                                     ----------        ----------
          Total assets.............................................................................  $  344,961        $  361,036
                                                                                                     ==========        ==========

                                        LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                                                  AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable to banks............................................................................  $    6,673        $   10,686
 Accounts payable..................................................................................       6,268            20,420
 Accrued liabilities...............................................................................      11,700            12,707
 Note payable to affiliate.........................................................................          --             2,000
 Other current liabilities.........................................................................       1,485             3,007
                                                                                                     ----------        ----------
     Total current liabilities.....................................................................      26,126            48,820

NOTE PAYABLE TO AFFILIATE..........................................................................       7,508             8,266

NOTES PAYABLE TO BANKS, net of current portion.....................................................      82,513            85,962

SENIOR SUBORDINATED NOTES PAYABLE..................................................................     115,000           115,000
                                                                                                     ----------        ----------

     Total liabilities.............................................................................     231,147           258,048
                                                                                                     ----------        ----------

COMMITMENTS AND CONTINGENCIES (Note 8)

MANDATORILY-REDEEMABLE PREFERRED STOCK,
 $.01 par value: 1800 shares authorized; 356 and 398 shares issued and outstanding at December
  31, 1999 and 2000, respectively; liquidation preference 35,558 and 39,783, respectively..........      34,558            39,043
 Accrued preferred stock dividends, payable in kind................................................         863             1,018
                                                                                                     ----------        ----------
                                                                                                         35,421            40,061
                                                                                                     ----------        ----------
STOCKHOLDERS' EQUITY
 Common stock, no par value: 15,000 shares authorized; 8,544 and 8,887 issued and outstanding at
  December 31, 1999 and 2000, respectively.........................................................      91,748            97,748
 Cumulative translation adjustment.................................................................        (398)             (687)
 Accumulated deficit...............................................................................     (12,957)          (34,134)
                                                                                                     ----------        ----------
     Total stockholders' equity....................................................................      78,393            62,927
                                                                                                     ----------        ----------
          Total liabilities, mandatorily-redeemable preferred stock and stockholders' equity.......  $  344,961         $ 361,036
                                                                                                     ==========        ==========

  The accompanying notes are an integral part of these consolidated financial statements

                      RIVER HOLDING CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 FOR THE PERIOD FROM APRIL 7, 1998 (INCEPTION) TO DECEMBER 25, 1998 AND FOR THE
                     YEARS ENDED DECEMBER 31, 1999 AND 2000
                                 (In thousands)


                                                                             1998              1999              2000
                                                                          ----------        ----------        ----------
NET SALES............................................................     $   76,232        $  128,803        $  159,278
COST OF SALES........................................................         44,662            77,678            87,183
                                                                          ----------        ----------        ----------
 Gross profit........................................................         31,570            51,125            72,095
                                                                          ----------        ----------        ----------

OPERATING EXPENSES:
 Selling.............................................................          8,032            13,122            18,262
 Distribution........................................................          2,471             4,647            10,109
 General and administrative..........................................          7,129            14,732            24,022
 Amortization of goodwill............................................          3,785             5,080             8,400
 Research and development............................................            726             2,031             2,387
                                                                          ----------        ----------        ----------
                                                                              22,143            39,612            63,180
                                                                          ----------        ----------        ----------
   Income from operations............................................          9,427            11,513             8,915

INTEREST EXPENSE AND OTHER...........................................         11,001            18,595            22,249
                                                                          ----------        ----------        ----------
Loss before (benefit) provision for income taxes.....................         (1,574)           (7,082)          (13,334)

(BENEFIT) PROVISION FOR INCOME TAXES (Note 9)........................           (614)           (1,508)            3,203
                                                                          ----------        ----------        ----------

Net loss.............................................................           (960)           (5,574)          (16,537)

OTHER COMPREHENSIVE LOSS:

 Foreign currency translation loss...................................             --              (398)             (289)
                                                                          ----------        ----------        ----------

Comprehensive loss...................................................     $     (960)       $   (5,972)       $  (16,826)
                                                                          ==========        ==========        ==========


  The accompanying notes are an integral part of these consolidated financial statements

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)


                                                           Common Stock          Cumulative
                                                     -------------------------   Translation       Accumulated
                                                       Shares         Amount      Adjustment          Deficit            Total
                                                     ---------      ----------    ----------       ------------        -----------
BALANCE, April 7, 1998                                      --      $       --     $      --         $       --        $      --

 Sale of common stock..............................      6,313          63,125            --                 --           63,125
 Pay-in-kind preferred stock dividends.............         --              --            --             (2,512)          (2,512)
 Net loss..........................................         --              --            --               (960)            (960)
                                                     ---------     -----------     ---------         ----------        ---------

BALANCE, December 25, 1998.........................      6,313          63,125            --             (3,472)          59,653

 Sale of common stock..............................      2,231          28,623            --                 --           28,623
 Pay-in-kind preferred stock dividends.............         --              --            --             (3,911)          (3,911)
 Foreign currency translation loss.................         --              --          (398)                --             (398)
 Net loss..........................................         --              --            --             (5,574)          (5,574)
                                                     ---------     -----------     ---------         ----------        ---------

BALANCE, December 31, 1999.........................      8,544          91,748          (398)           (12,957)          78,393

 Sale of common stock..............................        343           6,000            --                 --            6,000
 Pay-in-kind preferred stock dividends.............         --              --            --             (4,640)          (4,640)
 Foreign currency translation loss.................         --              --          (289)                --             (289)
 Net loss..........................................         --              --            --            (16,537)         (16,537)
                                                     ---------     -----------     ---------         ----------        ---------

BALANCE, December 31, 2000.........................      8,887      $   97,748     $    (687)        $  (34,134)       $  62,927
                                                     =========     ===========     =========         ==========        =========



  The accompanying notes are an integral part of these consolidated financial statements

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE PERIOD FROM APRIL 7, 1998 (INCEPTION) TO DECEMBER 25, 1998 AND FOR
                  THE YEARS ENDED DECEMBER 31, 1999 AND 2000
                                (In thousands)

                                                                                            1998           1999           2000
                                                                                         ----------     ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...........................................................................   $     (960)    $   (5,574)    $ (16,537)
   Adjustments to reconcile net loss to net cash provided by operating activities-
     Depreciation and amortization....................................................        8,507         15,655        19,059
     Amortization of deferred financing costs.........................................           --          1,374           992
     (Loss) gain on disposal of equipment.............................................           --             (5)            8
     Change in deferred tax asset.....................................................           --         (1,709)         (160)
     Changes in operating assets and liabilities:
       Accounts receivable............................................................       (7,089)        (2,701)        2,118
       Inventories....................................................................       (1,215)        (2,865)      (12,351)
       Other current assets...........................................................          316         (1,194)        2,780
       Other assets...................................................................          526             13          (966)
       Accounts payable...............................................................        3,243           (741)       14,152
       Accrued liabilities............................................................          526          4,277         1,007
       Other current liabilities......................................................           --          1,526         1,522
       Other liabilities..............................................................           --           (959)           --
                                                                                         ----------     ----------     ---------

         Net cash provided by operating activities....................................        3,854          7,097        11,624
                                                                                         ----------     ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of majority interest in Hudson Respiratory Care Inc....................     (248,000)            --            --
   Purchase of property, plant and equipment..........................................       (3,121)       (10,973)      (11,329)
   Proceeds from sale of property, plant and equipment................................           --             23             4
   (Additions) retirements of intangible assets.......................................           --           (354)        1,828
   Additions of deferred financing costs..............................................           --            154           555
   Acquisition of certain assets of Gibeck, Inc.......................................       (3,351)            --            --
   Acquisition of certain assets of Medimex...........................................           --         (2,168)           --
   Acquisition of certain assets of Tyco..............................................           --        (23,750)      (18,000)
   Acquisition of Louis Gibeck AB stock, net of cash acquired of $8,208...............           --        (38,750)           --
                                                                                         ----------     ----------     ---------

         Net cash used in investing activities........................................     (254,472)       (75,818)      (26,942)
                                                                                         ----------     ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable to bank.................................................       (2,000)       (17,355)       (5,500)
   Proceeds from bank borrowings......................................................       46,000         59,376        12,962
   Proceeds from senior subordinated notes payable....................................      115,000             --            --
   Proceeds from note payable to affiliate............................................           --         22,000         2,758
   Repayment of note payable to affiliate.............................................           --        (14,492)           --
   Net proceeds from sales of common and mandatorily-redeemable preferred stock, net         92,125         22,000         6,000
    of transaction costs..............................................................
                                                                                         ----------     ----------     ---------

         Net cash provided by financing activities....................................      251,125         71,529        16,220
                                                                                         ----------     ----------     ---------

Effect of exchange rate changes on cash...............................................           --           (398)         (289)

NET INCREASE IN CASH..................................................................          507          2,410           613

CASH, beginning of period.............................................................           --            507         2,917
                                                                                         ----------     ----------     ---------

CASH, end of period...................................................................   $      507     $    2,917     $   3,530
                                                                                         ==========     ==========     =========


 The accompanying notes are an integral part of these consolidated financial statements

                                                                                            1998           1999           2000
                                                                                         ----------     ----------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest........................................................................   $    8,742     $   15,333     $  17,726
                                                                                         ==========     ==========     =========
      Income taxes....................................................................   $    1,699     $       27     $     898
                                                                                         ==========     ==========     =========

DETAILS OF ACQUISITIONS (Note 3):
   Acquisition price..................................................................   $    3,351     $   79,499     $  18,000
   Less:
      Common stock issued for acquisition.............................................           --         (6,623)           --
      Cash acquired...................................................................           --         (8,208)           --
                                                                                         ----------     ----------     ---------
        Net cash paid for acquisition.................................................   $    3,351     $   64,668     $  18,000
                                                                                         ==========     ==========     =========

NON-CASH OPERATING ACTIVITIES:

      Net loss in 1999 and 2000 includes approximately $2,825,000 and $1,199,000 of non-cash expense related to the recognition of the portion of the purchase price allocation related to acquired inventories.

NON-CASH FINANCING ACTIVITIES:

      The Company satisfies its preferred dividend requirements by the issuance of additional shares of preferred stock. Such accrued dividend requirements totaled $9,765,000 from the date of issuance of the preferred stock through December 31, 2000; preferred stock with an approximate face value of $1,801,000 was issued in 1998, $3,757,000 was issued in 1999,
      $4,207,000 was issued in 2000.


  The accompanying notes are an integral part of these consolidated financial statements

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


1.        Company Background

          River Holding Corp. ("Holding") is a Delaware corporation formed to purchase and hold a majority interest in Hudson Respiratory Care Inc. ("Hudson" or the "Company"), a California corporation founded in 1945. Hudson is a manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets. Holding has no operations of its own, except the Company. The Company's respiratory care and anesthesia product lines include such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing. In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. The Company's products are sold to distributors and alternate site service providers throughout the United States and internationally. The Company's respiratory product operations are conducted from its primary facility in Temecula, California, facilities in Arlington Heights and Elk Grove, Illinois, and a facility in Ensenada, Mexico. The Company's anesthesia product operations are conducted from facilities located principally in Sweden and Malaysia, which were acquired in July 1999 (see Note 3).

2.        Recapitalization

          In April 1998, the Company consummated a plan pursuant to which a majority interest in the Company was sold in accordance with an agreement and plan of merger (the "Recapitalization").

Key components of the Recapitalization included:

(1) Common and preferred equity investments in consideration for an 80.8% ownership in the Company's common stock and preferred stock with an initial liquidation preference of $30.0 million
(2) Issuance of 9-1/8% senior subordinated notes with a par value of $115.0 million, maturing in 2008 (see Note 6)
(3)  Execution of a new term loan facility and revolving loan facility (see
      Note 6)
(4)  Repayment of existing indebtedness
(5)  Payment of amounts due under the Equity Participation Plan
(6) Payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2% interest in the common shares outstanding
(7) Potential contingent payments based on 1998 performance, payable to the continuing shareholder and former participants in the Equity Participation Plan; however, as a result of the Company's 1998 performance, no additional amounts were due

          The Company has terminated the Equity Participation Plan and has adopted an executive stock purchase plan. Additionally, Hudson's sole shareholder prior to the Recapitalization, who owned the remaining 21.0% of Industrias Hudson ("Industrias"), a subsidiary of the Company, transferred this interest to the Company in consideration of one dollar. Because of the commonality of ownership, the 21.0% minority interest has been included in the financial statements for all periods presented.

          On April 7, 1998, Holding acquired a majority interest in Hudson, as described above. The investment in Hudson by Holding was accounted for as a purchase and the purchase price was allocated as follows based on management's estimate of relative fair value of the assets acquired and liabilities assumed (amounts in thousands):


            Assets Acquired:
               Current assets and other.............. $   33,044
               Property, plant and equipment.........     47,821
               Deferred tax asset....................      9,020
               Deferred financing costs..............     12,917
               Goodwill..............................    152,442
                                                      ----------
                                                         255,244
            Less liabilities assumed:
               Current liabilities...................      7,244
                                                      ----------

            Total purchase price paid................ $  248,000
                                                      ==========


          The Recapitalization resulted in no change to the carrying amounts of the Company's existing assets and liabilities. The Company recorded a deferred tax asset due to the conversion from S to C corporation status and a tax election to revalue the basis of assets and liabilities for tax purposes.

          Goodwill related to the Hudson acquisition is being amortized over a period of 25 years.

3.        Acquisitions

Gibeck, Inc.

          During 1998, the Company acquired certain assets of Gibeck Inc. ("Gibeck"), a subsidiary of Louis Gibeck AB, for a cash purchase price of $3.4 million. Gibeck engages primarily in the business of manufacturing, marketing, and selling custom anesthesia circuits. The acquisition was accounted for as a purchase and the purchase price was allocated as follows (amounts in thousands):


               Goodwill.............................. $    1,817
               Inventory.............................        871
               Machinery and equipment...............        663
                                                      ----------
                                                      $    3,351
                                                      ==========


Hudson RCI AB

          On July 22, 1999, the Company acquired substantially all of the outstanding capital stock of Hudson RCI AB (formerly Louis Gibeck AB or "LGAB") and subsidiaries, a Swedish company engaged primarily in the business of manufacturing, marketing and selling respiratory and anesthesia equipment. The purchase price was approximately $53.6 million, which included cash consideration of approximately $45.5 million (including approximately $8.2 million of cash acquired), a non-cash contribution of shares of common stock of River of $6.6 million and transaction expenses of approximately $1.5 million.

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

          The acquisition of Hudson RCI AB was accounted for as a purchase and the purchase price was allocated based upon management's estimate of the assets acquired and liabilities assumed as follows (amounts in thousands):


               Cash.................................. $    8,208
               Accounts receivable...................      1,823
               Inventories...........................      5,161
               Fixed assets..........................      1,206
               Other assets..........................      2,939
               Current liabilities...................     (4,856)
               Non-current liabilities...............     (4,123)
               Goodwill..............................     43,223
                                                      ----------
                                                      $   53,581
                                                      ==========


          Had this acquisition and the acquisition of certain assets of Gibeck, Inc. occurred at the beginning of 1999, the unaudited pro forma net sales, net loss before extraordinary item and net loss would be as follows (amounts in thousands):


                                                         1999
                                                      ----------

               Net sales............................. $  139,494

               Net loss..............................     (6,295)


          Goodwill related to the Hudson RCI AB acquisition is being amortized over a period of 20 years.

Acquisition of Product Lines

          On November 8, 1999, the Company acquired certain assets of Tyco Healthcare Group LP ("Tyco"), including Tyco's incentive breathing exerciser and pulmonary function monitor product lines, for a cash purchase price of approximately $23.8 million.

          On October 28, 2000, the Company acquired certain assets of Tyco, including Tyco's Sheridan endotracheal tube for a cash purchase price of approximately $18.0 million.

4.        Summary of Significant Accounting Policies

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Hudson and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation. Hudson and its wholly-owned subsidiaries are collectively referred to herein as the Company.

Minority Interest

          Holding owns approximately 85% of Hudson, while an unrelated shareholder owns the remaining 15%. Because the stockholders' deficit of Hudson, attributable to the minority shareholder, exceeds their investment, the entire minority interest is allocated to the majority interest.

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

Inventories

          Inventories are stated at the lower of cost (first-in, first-out
(FIFO) method) or market. At December 31, 1999 and December 31, 2000, inventories consisted of the following (amounts in thousands):


                                                      1999        2000
                                                   ---------   ---------

            Raw materials......................... $   5,901   $   8,134
            Work-in-process.......................     5,682       6,591
            Finished goods........................    12,460      29,885
                                                   ---------   ---------
                                                   $  24,043   $  44,610
                                                   =========   =========


          Raw materials principally consist of bulk resins. Work-in-process and finished goods include raw materials, labor and overhead costs. Certain finished goods are purchased for resale and are not manufactured.

Foreign Currency Translation

          The Company uses the local currency as the functional currency of its operating subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rate prevailing during the period.

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

Revenue Recognition

          The Company recognizes revenue when product is shipped. The Company establishes reserves for sales returns and other allowances based on historical experience. The Company's policy is to provide a reserve for estimated uncollectable trade accounts receivable. The Company has reserved approximately $3.5 million for such accounts as of December 31, 2000.

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

Fiscal Year-End

          The Company reported its operations on a 52-53 week fiscal year ending on the Friday closest to December 31 for the fiscal years ended December 25, 1998 and December 31, 1999. Beginning in 2000, the Company adopted calendar year reporting, with the year ending on December 31, 2000.

New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS No. 137 and SFAS No. 138, effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adoption was not material to the financial statements.

          During the second quarter of fiscal year 2000, Emerging Issues Task Force (EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 clarifies the accounting treatment and classification of the Company's delivery revenues and expenses. The adoption of this EITF only affects the classification of certain revenues and costs related to delivery services and does not affect the Company's net loss. Delivery costs include direct and incremental costs incurred to warehouse and move product to the Company's customers. Since the Company records freight costs associated with delivery of product to customers as a component of cost of sales and warehousing costs as distribution expenses management believes the Company is in compliance with this pronouncement.

          During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes the Company is in compliance with this pronouncement.

          In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

          Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002, the Company will cease recording amortization of goodwill which would increase income before taxes in 2002 by approximately $8.4 million (assuming current goodwill amounts). Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on its financial position or the results of our operations as the Company does not currently anticipate any impairment charges for existing goodwill.

          Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Retirement Obligations." SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lesees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). Holding does not expect the adoption of SFAS 143 to have a material impact on Holding's financial condition and results of operations.

5.        Preferred Stock

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

          The Company issued PIK preferred stock with a liquidation preference of approximately $3,757,000 and $4,207,000 to satisfy the dividend requirements in 1999 and 2000, respectively. As of December 31, 1999 and December 31, 2000 the Company accrued for PIK preferred stock dividends in the amount of $863,000 and $1,018,000, respectively.

6.        Long-Term Debt Obligations

Summary of Amounts Outstanding

          The Company's long-term debt obligations as of December 31, 1999 and 2000 consist of the following (amounts in thousands):

                                                                  1999         2000
                                                               ----------   ----------
          Borrowing under revolving credit facility........... $   36,600   $   53,000
          Term loan payable to domestic banks.................     35,000       29,500
          Term and revolving loan payable to Swedish bank.....     17,586       14,148
          Senior subordinated notes...........................    115,000      115,000
          Notes payable to affiliate..........................      7,508       10,266
                                                               ----------   ----------
                                                                  211,694      221,914
          Less: current portion...............................     (6,673)     (12,686)
                                                               ----------   ----------
          Long term debt...................................... $  205,021   $  209,228
                                                               ==========   ==========

Credit Facility

          In connection with the Recapitalization, the Company entered into a new credit agreement (the Credit Facility) with a bank group, which provides for borrowings of up to $100.0 million. This agreement consists of two separate facilities as follows:

   1.)    Revolving credit--maximum borrowings of $60.0 million with a letter of credit sub-limit of $7.5 million. This facility must be prepaid upon payment in full of the Term Loan facility.

   2.)    Term loan--maximum borrowings of $40.0 million with quarterly installments to be made through maturity.

          Interest on the Credit Facility is based, at the option of the Company, upon either a eurodollar rate (as defined) plus 2.25%, or a base rate (as defined) plus 1.25% per annum. A commitment fee of 0.50% per annum is charged on the unused portion of the Credit Facility.

          The following summarizes interest rate data on the Credit Facility as of December 31, 1999 and 2000:


                                                    1999           2000
                                                ------------   ------------

          Revolving credit facility............  8.5625% to       9.563%
                                                    10.0%

          Term loan facility rate..............     8.75%         9.250%


          Total borrowings as of December 31, 2000 were $53.0 million and $29.5 million under the Revolving Credit Facility and Term Loan Facility, respectively. The Credit Facility will mature on April 7, 2004.

          The agreement provides the bank a first security interest in substantially all of the properties and assets of the Company and a pledge of 65.0% of the stock of Industrias, a wholly-owned subsidiary of the Company. The agreement also requires the Company to maintain certain financial ratios and financial covenants, as defined in the agreement, the most restrictive of which and among other restrictions, prohibit additional indebtedness and limit dividend payments to the Company's stockholders. The Credit Facility is guaranteed by Holding.

          As of December 31, 2000, the Company had available credit under the Revolving Loan Facility in the amount of $7.0 million ($5.0 million of which is restricted for use on future acquisitions). No additional borrowing is available under the Term Loan Facility.

          The Company is required under restrictive covenants of the Credit Facility Agreement to maintain certain financial ratios, and meet certain operating cash flow tests for which the Company was not in compliance as of December 31, 2000 (see Note 13).

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

          The fair value of the Company's senior subordinated notes at December 31, 2000 was approximately $69.0 million. The fair value is estimated based on the quoted market prices for issues listed on exchanges and is not intended to, and does not, represent the underlying fair value of the Company. Subsequent to December 31, 2000, the Company was in default of certain financial reporting requirements to the noteholders. Management believes that it has cured this default.

Note Payable to Affiliate

          In connection with the acquisition of Hudson RCI AB during 1999, the Company borrowed $22.0 million under an unsecured 12% note payable to an affiliate of the Company's existing majority stockholder. The note is due August 1, 2006. During 1999, the Company paid approximately $14.5 million in principal on the note. During 2000, the Company borrowed an additional $2 million from the existing majority shareholder under an unsecured 14% note payable due on demand.

Bank Notes Payable

          The Company has bank borrowings of $14.1 million outstanding at December 31, 2000, which are denominated in Swedish Krona. The borrowings bear interest at the 3-month STIBOR plus 0.75% to 1.75% (4.884% to 5.884% at December 31, 2000), are due December 21, 2003 and are secured by the common stock of Hudson RCI AB.

Future Debt Principal Payments

          As of December 31, 2000, future debt principal payments on the aforementioned debt are as follows (amounts in thousands):

               Fiscal Year Ending:
               -------------------

                    2001....................................  $    12,686
                    2002....................................       11,444
                    2003....................................       13,444
                    2004....................................       55,944
                    2005....................................        5,130
                    Thereafter..............................      123,266
                                                              -----------
                                                              $   221,914
                                                              ===========

7.             Detail of Selected Balance Sheet Accounts

Property, Plant and Equipment

          The following is a summary as of December 31, 1999 and 2000 (amounts in thousands):

                                                                            1999             2000
                                                                        ------------     ------------
               Land...................................................  $      4,007     $      4,007
               Buildings..............................................        11,077           11,874
               Leasehold improvements.................................           296              296
               Machinery, equipment and purchased software............        39,243           62,078
               Furniture and fixtures.................................         1,427            1,921
                                                                        ------------     ------------
                                                                              56,050           80,176
               Less - Accumulated depreciation and amortization.......       (13,409)         (22,215)
                                                                        ------------     ------------
                                                                              42,641           57,691
               Equipment installation in progress.....................         8,416              269
               ERP software installation in progress..................         3,284              800
                                                                        ------------     ------------

               Property, plant and equipment, net.....................  $     54,341     $     59,030
                                                                        ============     ============


          Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:

          Buildings....................................   31.5 years

          Leasehold improvements.......................   Lessor of the useful
                                                          life or lease term

          Machinery, equipment and purchased software..   5 to 7 years

          Furniture and fixtures.......................   3 to 7 years


               Upon retirement or disposal of depreciable assets, the cost and related accumulated depreciation are removed and the resulting gain or loss is reflected in income from operations. Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred. ERP software installation costs are capitalized in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company implemented the new ERP system on April 1, 2000.

               Total depreciation expense related to property, plant and equipment and amortization expense related to intangible and other assets was $8,507,000, $17,029,000 and $20,051,000 for the years ended December 25, 1998,
December 31, 1999 and 2000, respectively.

Accrued Liabilities and Accounts Payable

               Accrued liabilities consisted of the following as of December 31, 1999 and 2000 (amounts in thousands):

                                                                                     1999                2000
                                                                                --------------      --------------
               Interest....................................................     $        4,162      $        3,605
               Payroll and related.........................................              4,095               4,224
               Vacation....................................................              1,509               1,824
               Pension.....................................................              1,353               1,767
               Medical self-insurance......................................                577                 569
               Other.......................................................                  4                 718
                                                                                --------------      --------------
                                                                                $       11,700      $       12,707
                                                                                ==============      ==============

               Accounts payable includes a book overdraft of approximately $0.9 million and $1.2 million at December 31, 1999 and 2000.

8.             Commitments and Contingencies

               The Company leases certain facilities, automobiles and office equipment under non-cancelable leases, with the majority of the automobile leases having a term of one year with annual renewal provisions. All of these leases have been classified as operating leases. As of December 31, 2000, the Company had future obligations under operating leases as follows (amounts in thousands):

               Fiscal Year Ending:
               -------------------
                    2001...............................  $     2,534
                    2002...............................        2,290
                    2003...............................        2,099
                    2004...............................        1,914
                    2005...............................        1,378
                    Thereafter.........................        4,023
                                                         -----------
                                                         $    14,238
                                                         ===========


               Rental expense was approximately $1,506,000, $2,052,000 and $3,115,000 in fiscal 1998, 1999 and 2000, respectively.

               The Company self-insures the majority of its medical benefit programs. Reserves for losses totaling approximately $577,000 and $569,000 at December 31, 2000, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying balance sheets. The Company maintains excess coverage on an aggregate claim basis.

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

9.             Income Taxes

               Holding is a C corporation and the Company became a C corporation upon occurence of the Recapitalization discussed in Note 1. Holding's effective income tax rate approximates the combined federal and statutory rate of 39%. During 1999, the Company revised its estimate of the combined effective tax rate to approximately 40%.

               The tax provision (benefit) for 1998, 1999 and 2000 consists of the following (amounts in thousands):

                                                                       1998        1999        2000
                                                                     --------    --------    --------
  Income taxes at a combined statutory rate of approximately 39% in
       1998 and 40% in 1999 and 2000...............................   $ (614)    $ (2,833)   $ (5,334)
  Domestic losses not benefited.....................................      --           --       5,334
  Foreign taxes....................................................       --           --       3,203
  Foreign losses not benefited.....................................       --        1,443          --
  Other............................................................       --         (118)         --
                                                                      ------     --------    --------
                                                                      $ (614)    $ (1,508)   $  3,203
                                                                      ======     ========    ========

The provision (benefit) for income taxes consists of the following (amounts in thousands):


                                                                                     United States        Foreign         Total
                                                                                     -------------       --------       ---------

                                          2000
Current.......................................................................       $          --       $  3,203       $   3,203
Deferred......................................................................                  --             --              --
                                                                                     -------------       --------       ---------
                                                                                                --       $  3,203       $   3,203
                                                                                     =============       ========       =========

                                          1999
Current.......................................................................       $          --       $    340       $     340
Deferred......................................................................              (1,370)          (478)         (1,848)
                                                                                     -------------       --------       ---------
                                                                                     $      (1,370)      $   (138)      $  (1,508)
                                                                                     =============       ========       =========
                                          1998
Current.......................................................................       $          --       $     --       $      --
Deferred......................................................................                (614)            --            (614)
                                                                                     -------------       --------       ---------
                                                                                     $        (614)      $     --       $    (614)
                                                                                     =============       ========       =========


        The components of the deferred tax asset as of December 31, 1999 and 2000 are (amounts in thousands):


                                                                                              1999                 2000
                                                                                         --------------       --------------

     Basis differences arising from Section 338(h)(10) election......................    $       11,381       $        8,092
     Net operating loss carryforwards................................................             9,019               15,973
     Liabilities and allowances not currently deductible for tax purposes............             2,443                4,199
     Accelerated tax depreciation....................................................            (3,961)              (4,181)
     Other                                                                                          266                  343
                                                                                         --------------       --------------
                                                                                                 19,148               24,426
     Valuation allowance.............................................................            (7,806)             (13,084)
                                                                                         --------------       --------------
                                                                                         $       11,342       $       11,342
                                                                                         ==============       ==============


        Net operating loss carryforwards expire on various dates through 2019. In management's opinion, the net deferred tax asset is more likely than not to be realized.

10.     Deferred Compensation and Benefit Plans

Pension Plan

        The Company has a defined-contribution pension plan covering substantially all its employees. Amounts charged to expense relating to this plan totaled approximately $810,000, $972,000 and $914,000 for the fiscal years ended 1998, 1999 and 2000, respectively.

Deferred Compensation

        Effective December 1, 1994, the Company established a deferred compensation plan for certain key employees. As of December 31, 2000 no material amount of compensation has been deferred.

11.     Geographic, Segment and Major Customer Information

        The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance. The Company also reports information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions.

        The Company sells respiratory care products to distributors and medical facilities throughout the United States and internationally. During 1998, 1999 and 2000, the Company had foreign sales of approximately $20,148,000, $28,497,000 and $31,383,000 respectively, which constituted approximately 20.0%, 22.1% and 19.7% of total sales, respectively.

        The Company's percentage of sales by geographic region for the fiscal years ended 1998, 1999 and 2000 are as follows:


                                          1998           1999           2000
                                         ------         ------         ------

        Domestic.......................    79.9%          77.9%          80.3%
        Europe.........................     7.8           10.1            9.0
        Pacific Rim....................     6.2            6.1            5.8
        Canada.........................     2.0            1.9            1.6
        Other International............     4.1            4.0            3.3
                                         ------         ------         ------
                                          100.0%         100.0%         100.0%
                                         ======         ======         ======


        The following summarizes the net book value of fixed assets at the respective locations as of December 31, 1999 and 2000 (amounts in thousands):

                                        1999        2000
                                      --------    --------

        Ensenada, Mexico............  $  1,134    $  1,137
        Stockholm, Sweden...........       342         291
        Kuala Lumpur, Malaysia......       741         672
        United States...............    52,124      56,930
                                      --------    --------
                                      $ 54,341    $ 59,030
                                      ========    ========


        For the fiscal years ended 1998, 1999 and 2000, the Company had sales to one domestic distributor in the amount of $24,940,000, $24,491,000 and $32,184,000 which represented approximately 24.8%, 19.0% and 20.2% of sales, respectively. Additionally, the Company had sales to another domestic distributor of $14,775,000 and $16,936,000, that accounted for approximately 11.5% and 10.6% of sales in 1999 and 2000, respectively.

12.  Unaudited Consolidated Quarterly Data


                                                                                1999 Quarters Ended
                                        -------------------------------------------------------------------------------------------
                                              March 26                  June 25                September 24            December 31
                                        -------------------       -------------------       -------------------       -------------
Net Sales.............................. $            27,169       $            27,274       $            30,827       $      43,533
Gross Profit...........................              11,729                    11,531                    12,309              15,556
Net Loss...............................                (820)                     (774)                   (2,654)             (1,326)


                                                                               2000 Quarters Ended
                                        -------------------------------------------------------------------------------------------
                                              March 31                  June 30                September 30            December 31
                                        -------------------       -------------------       -------------------       -------------
Net Sales.............................. $            40,807       $            31,811       $            41,111       $      45,549
Gross Profit...........................              18,304                    16,986                    21,524              17,541
Net (loss) income......................                (498)                   (1,486)                      562             (16,111)


13.     Subsequent Events

        As discussed in Note 6, the Company was not in compliance with certain restrictive covenants of the Credit Facility at December 31, 2000.
Subsequently, the Company amended its Credit Facility covenants so that under the amended terms, the Company was in compliance as of December 31, 2000 and expects to remain in compliance throughout the term of the agreement. As part of this amendment (1) the Company's shareholders committed to invest an additional $18 million, of which approximately $11.4 million was invested in April and May of 2001 and $6.5 million was invested in August of 2001 and (2) interest rate margins increased.

        On March 22, 2001, the Company replaced its existing lending agreement denominated in Swedish Krona with a new loan that allows for borrowings up to approximately $19,100,000. The principal is amortized over 18 equal quarterly payments commencing June 30, 2001. Interest is based on the STIBOR rate + 0% to 1.65%, based on the outstanding balance of the loan. The loan is secured by a pledge of Hudson Euro SarL stock, a wholly-owned subsidiary of the Company and 100% owner of Hudson RCI AB, Hudson RCI UK Ltd. and Hudson RCI France S.A.S.

        In April and May of 2001, the Company issued for cash unsecured senior subordinated convertible notes to certain managers and shareholders in the amount of $9,451,250. In August 2001, the Company issued for cash unsecured senior subordinated convertible notes to certain managers and stockholders in the amount of $3,500,000. The notes bear interest at 10% and are due in 2005. The interest may be paid or deferred to the due date at the option of the Company and are convertible to common stock at the demand of the note holder. Additionally, in August of 2001 existing shareholders purchased $3,000,000 in redeemable preferred stock of Holding (which Holding invested in preferred stock of the Company).

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS                                                                                            PAGE
---------------------------------                                                                                            ----
Report of Independent Public Accountants..................................................................................   F-21

Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000.................................................   F-22

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 25, 1998, December 31, 1999
          and December 31, 2000...........................................................................................   F-23

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 25, 1998, December 31, 1999 and
          December 31, 2000...............................................................................................   F-24

Consolidated Statements of Cash Flows for the years ended December 25, 1998, December 31, 1999 and December 31, 2000......   F-25

Notes to Consolidated Financial Statements................................................................................   F-27

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
 Hudson Respiratory Care Inc.:

     We have audited the accompanying consolidated balance sheets of HUDSON RESPIRATORY CARE INC., (a California Corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended December 25, 1998, December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson Respiratory Care Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the years ended December 25, 1998, December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP


Orange County, California
July 30, 2001

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                              ASSETS

                                                                                                     December 31,    December 31,
                                                                                                         1999            2000
                                                                                                    --------------  --------------
CURRENT ASSETS:
 Cash.........................................................................................         $  2,917       $   3,530
 Accounts receivable, less allowance for doubtful accounts of $973 and $3,500 at
   December 31, 1999 and 2000, respectively...................................................           30,425          28,307
 Inventories..................................................................................           24,043          44,610
 Other current assets.........................................................................            4,612           1,832
                                                                                                       --------       ---------
    Total current assets......................................................................           61,997          78,279
                                                                                                       --------       ---------

PROPERTY, PLANT AND EQUIPMENT, net............................................................           42,476          49,425
                                                                                                       --------       ---------

OTHER ASSETS:
 Intangible assets, net.......................................................................           66,970          67,573
 Deferred financing costs, net of accumulated amortization of $2,528 and $4,306 at
    December 31, 1999 and December 31, 2000, respectively.....................................           11,134           9,587
 Deferred tax asset...........................................................................           68,943          69,105
 Other assets.................................................................................              299           1,265
                                                                                                       --------       ---------
    Total other assets........................................................................          147,346         147,530
                                                                                                       --------       ---------
         Total assets.........................................................................         $251,819       $ 275,234
                                                                                                       ========       =========

                                    LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
                                                STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Notes payable to banks.......................................................................         $  6,673       $  10,686
 Accounts payable.............................................................................            6,168          20,320
 Accrued liabilities..........................................................................           11,700          12,707
 Notes payable to affiliates..................................................................               --           2,000
 Other current liabilities....................................................................            1,485           3,007
                                                                                                       --------       ---------
      Total current liabilities...............................................................           26,026          48,720

NOTE PAYABLE TO AFFILIATE, net of current portion.............................................            7,508           8,266

NOTES PAYABLE TO BANKS, net of current portion................................................           82,513          85,962

SENIOR SUBORDINATED NOTES PAYABLE.............................................................          115,000         115,000
                                                                                                       --------       ---------

      Total liabilities.......................................................................          231,047         257,948
                                                                                                       --------       ---------

COMMITMENTS AND CONTINGENCIES (Note 7)

MANDATORILY-REDEEMABLE PREFERRED STOCK,
 $.01 par value: 1,800 shares authorized; 356 and 398 shares issued and outstanding at December 31, 1999 and 2000, respectively; liquidation
 preference--$35,558 and $39,783 respectively (Note 4)........................................           34,558          39,043
Accrued preferred stock dividends, payable in kind............................................              863           1,018
                                                                                                       --------       ---------
                                                                                                         35,421          40,061
                                                                                                       --------       ---------
STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, no par value: 15,000 shares authorized; 10,044 and 10,387 shares issued and
      outstanding at December 31, 1999 and 2000, respectively.................................           92,158          98,158
 Cumulative translation adjustment............................................................             (862)         (1,151)
 Accumulated deficit..........................................................................         (105,945)       (119,782)
                                                                                                       --------       ---------
      Total stockholders' equity (deficit)....................................................          (14,649)        (22,775)
                                                                                                       --------       ---------
         Total liabilities, mandatorily-redeemable preferred stock and stockholders' equity
          (deficit)...........................................................................         $251,819       $ 275,234
                                                                                                       ========       =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                (In thousands)



                                                                                            For the Years Ended
                                                                            --------------------------------------------------

                                                                               December 25,     December 31,     December 31,
                                                                                   1998             1999             2000
                                                                             ----------------  --------------   --------------
NET SALES.............................................................           $100,498         $128,803         $ 159,278
COST OF SALES.........................................................             56,802           75,418            84,923
                                                                                 --------         --------         ---------
   Gross profit.......................................................             43,696           53,385            74,355
                                                                                 --------         --------         ---------
OPERATING EXPENSES:
 Selling..............................................................             10,350           13,122            18,262
 Distribution.........................................................              3,336            4,647            10,109
 General and administrative...........................................             10,125           13,269            24,023
 Amortization of goodwill.............................................                159            1,463             3,320
 Research and development.............................................                976            2,031             2,387
                                                                                 --------         --------         ---------
   Total operating expenses...........................................             24,946           34,532            58,101
                                                                                 --------         --------         ---------

PROVISION FOR EQUITY PARTICIPATION PLAN AND RETENTION
 PAYMENTS.............................................................            (68,693)               -                 -

   (Loss) Income from operations......................................            (49,943)          18,853            16,254

OTHER EXPENSES:
 Interest expense.....................................................            (11,327)         (17,263)          (21,089)
 Other, net...........................................................               (406)          (1,232)           (1,159)
                                                                                 --------         --------         ---------
                                                                                  (11,733)         (18,495)         ( 22,248)
                                                                                 --------         --------         ---------

(Loss) income before provision for income taxes and
 extraordinary item...................................................            (61,676)             358            (5,994)
PROVISION FOR INCOME TAXES............................................              8,405            1,586             3,203
                                                                                 --------         --------         ---------
Loss before extraordinary item........................................            (70,081)          (1,228)           (9,197)
EXTRAORDINARY ITEM-loss on extinguishment of debt.....................                104                -                 -
                                                                                 --------         --------         ---------
Net loss..............................................................            (70,185)          (1,228)           (9,197)

OTHER COMPREHENSIVE LOSS:
 Foreign currency translation loss....................................               (119)            (398)             (289)
                                                                                 --------         --------         ---------
Comprehensive loss....................................................           $(70,304)        $ (1,626)        $  (9,486)
                                                                                 ========         ========         =========


  The accompanying notes are an integral part of these consolidated financial statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

                                                                     Common Stock       Cumulative    Retained Earnings
                                                                  ------------------   Translation      (Accumulated
                                                                   Shares    Amount     Adjustment         Deficit          Total
                                                                  --------  --------   ------------   -----------------     -----
BALANCE, December 25, 1997....................................     14,469    $ 3,789      $  (345)       $  19,071        $  22,515
 Stockholder redemption.......................................    (12,969)    (3,379)           -         (124,244)        (127,623)
 Foreign currency translation loss............................          -          -         (119)               -             (119)
       Recapitalization investment............................      6,300     63,000            -                -           63,000
 Issuance of common stock.....................................         13        125            -                -              125
     Pay-in-kind preferred stock dividends....................          -          -            -           (2,512)          (2,512)
 Effect of Section 338(h)(10) election on deferred taxes......          -          -            -           77,064           77,064
 Net loss.....................................................          -          -            -          (70,185)         (70,185)
                                                                 --------    -------      -------        ---------        ---------
BALANCE, December 25, 1998....................................      7,813     63,535         (464)        (100,806)         (37,735)
 Issuance of common stock to parent for cash and
   contribution of Hudson RCI AB Stock (see Note 2)...........      2,231     28,623            -                -           28,623
 Foreign currency translation loss............................          -          -         (398)               -             (398)
 Pay-in-kind preferred stock dividends........................          -          -            -           (3,911)          (3,911)
 Net loss.....................................................          -          -            -           (1,228)          (1,228)
                                                                 --------    -------      -------        ---------        ---------
BALANCE, December 31, 1999....................................     10,044     92,158         (862)        (105,945)         (14,649)
 Issuance of common stock to parent for cash..................        343      6,000            -                -            6,000
 Foreign currency translation loss............................          -          -         (289)               -             (289)
 Pay-in-kind preferred stock dividends........................          -          -            -           (4,640)          (4,640)
 Net loss.....................................................          -          -            -           (9,197)          (9,197)
                                                                 --------    -------      -------        ---------        ---------

BALANCE, December 31, 2000....................................     10,387    $98,158      $(1,151)       $(119,782)       $ (22,775)
                                                                 ========    =======      =======        =========        =========


  The accompanying notes are an integral part of these consolidated financial statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                              For the Years Ended
                                                                            ---------------------------------------------------

                                                                            December 25,         December 31,      December 31,
                                                                               1998                 1999              2000
                                                                               ----                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.............................................................       $ (70,185)          $ (1,228)          $ (9,197)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities--
     Depreciation and amortization....................................           6,101              8,315             11,719
     Amortization/write-off of deferred financing costs and other.....           1,119              1,374                991
     Loss (gain) on disposal of equipment.............................              14                 (5)                 9
     Change in deferred tax asset.....................................           6,735              1,385               (161)
    Changes in operating assets and liabilities:
     Accounts receivable..............................................          (4,547)            (2,701)             2,118
     Inventories......................................................          (1,411)            (2,865)           (12,351)
     Other current assets.............................................             437             (1,194)             2,780
     Other assets.....................................................             247                 13               (966)
     Accounts payable.................................................           2,482               (741)            14,152
     Accrued liabilities..............................................           1,687              4,277              1,008
     Management bonus accrual.........................................         (20,000)                 -                  -
     Other current liabilities........................................               -              1,426              1,522
     Other non-current liabilities....................................               -               (959)                 -
     Accrued equity participation plan (EPP)..........................          83,939                  -                  -
     Payment of EPP liabilities and retention bonuses.................         (89,642)                 -                  -
                                                                             ---------           --------           --------
          Net cash (used in) provided by operating activities.........         (83,024)             7,097             11,624
                                                                             ---------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment...........................          (3,111)           (10,973)           (11,329)
 Proceeds from sale of property, plant and equipment..................              18                 23                  4
 (Advances) collections on notes receivable and other.................               -               (200)             2,384
 Acquisition of certain assets of Gibeck, Inc.........................          (3,351)                 -                  -
 Acquisition of certain assets of Medimex.............................               -             (2,168)                 -
 Acquisition of certain assets of Tyco................................               -            (23,750)           (18,000)
 Acquisition of Louis Gibeck AB stock, net of cash acquired of
    $8,208............................................................               -            (38,750)                 -
                                                                             ---------           --------           --------
          Net cash used in investing activities.......................          (6,444)           (75,818)           (26,941)
                                                                             ---------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to bank...................................         (43,250)           (17,355)            (5,500)
 Proceeds from bank borrowings........................................          67,000             59,376             12,961
 Additions to deferred financing costs................................         (12,918)                 -                  -
 Redemption of stockholder interest...................................        (127,623)                 -                  -
 Proceeds from senior subordinated notes payable......................         115,000                  -                  -
 Proceeds from note payable to affiliate..............................               -             22,000              2,758
 Repayment of note payable to affiliate...............................               -            (14,492)                 -
 Net proceeds from sale of common and mandatorily-redeemable
  preferred stock, net of transaction costs...........................       ---------           --------           --------
                                                                                91,415             22,000              6,000
                                                                             ---------           --------           --------
          Net cash provided by financing activities...................          89,624             71,529             16,219
                                                                             ---------           --------           --------

Effect of exchange rate changes on cash...............................            (119)              (398)              (289)
NET INCREASE IN CASH..................................................              37              2,410                613
CASH, beginning of year...............................................             470                507              2,917
                                                                             ---------           --------           --------
CASH, end of year.....................................................       $     507           $  2,917           $  3,530
                                                                             =========           ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                            For the Years Ended
                                                                         -----------------------------------------------------------

                                                                               December 25,       December 31,       December 31,
                                                                                   1999              1999                2000
                                                                                   ----              ----                ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for--
    Interest..........................................................      $        8,742      $       15,333     $      17,726
                                                                            ==============      ==============     =============

    Income taxes......................................................      $        1,699      $           27     $         898
                                                                            ==============      ==============     =============



DETAILS OF ACQUISITIONS (Note 2):

  Acquisition price...................................................      $       $3,351             $79,499     $      18,000
  Less:
    Common stock issued for acquisition...............................                   -             (6,623)                 -
    Cash acquired.....................................................                   -             (8,208)                 -
                                                                            --------------      --------------     -------------
          Net cash paid for acquisitions..............................      $       $3,351      $       64,668     $      18,000
                                                                            ==============      ==============     =============

NON-CASH OPERATING  ACTIVITIES:

  Net income includes approximately $2,825,000 and $1,199,000 of non-cash expense related to the recognition of the portion of the purchase price allocation related to acquired inventories in 1999 and 2000, respectively.

NON-CASH FINANCING  ACTIVITIES:

  The Company satisfies its preferred dividend requirements by the issuance of additional shares of preferred stock. Such accrued dividend requirements totaled $9,765,000 from the date of issuance of the preferred stock through December 31, 2000; preferred stock with an approximate face value of $1,801,000 was issued in 1998, $3,757,000 was issued in 1999, $4,207,000 was issued in 2000.

  The Company issued common stock to its parent in partial consideration for the contribution of Hudson RCI AB stock (see Note 2).

  The accompanying notes are an integral part of these consolidated financial statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


1.   Company Background

     Hudson Respiratory Care Inc. ("Hudson" or the "Company"), a California corporation founded in 1945, is a manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets. The Company is a wholly-owned subsidiary of River Holding Corp., a Delaware corporation ("River"). River has no operations of its own, except the Company. The Company's respiratory care and anesthesia product lines include such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing. In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. The Company's products are sold to distributors and alternate site service providers throughout the United States and internationally. The Company's respiratory product operations are conducted from its primary facility in Temecula, California, facilities in Arlington Heights and Elk Grove, Illinois, and a facility in Ensenada, Mexico. The Company's anesthesia product operations are conducted from facilities located principally in Sweden and Malaysia, which were acquired in July 1999 (see Note
2).

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

     The Company has terminated the Equity Participation Plan and has adopted an executive stock purchase plan. Additionally, Hudson's sole shareholder prior to the Recapitalization, who owned the remaining 21.0% of Industrias Hudson ("Industrias"), a subsidiary of the Company, transferred this interest to the Company in consideration of one dollar. Because of the commonality of ownership, the 21.0% minority interest has been included in the financial statements for all periods presented.

     The Company effected a 245:1 stock split concurrent with the Recapitalization. The stock split has been reflected in the stock amounts shown herein for all periods presented.

     The Recapitalization resulted in no change to the carrying amounts of the Company's existing assets and liabilities. The Company recorded a deferred tax asset due to the conversion from S to C corporation status and a tax election to revalue the basis of assets and liabilities for tax purposes.

2.  Acquisitions

Gibeck, Inc.

     During 1998, the Company acquired certain assets of Gibeck Inc. ("Gibeck"), a subsidiary of Louis Gibeck AB, for a cash purchase price of $3.4 million. Gibeck engages primarily in the business of manufacturing, marketing, and selling custom anesthesia circuits. The acquisition was accounted for as a purchase and the purchase price was allocated as follows (amounts in thousands):

              Goodwill.....................................  $    1,817
              Inventory....................................         871
              Machinery and equipment......................         663
                                                             ----------
                                                             $    3,351
                                                             ==========

Hudson RCI AB

     On July 22, 1999, the Company acquired substantially all of the outstanding capital stock of Hudson RCI AB (formerly Louis Gibeck AB or "LGAB") and subsidiaries, a Swedish company engaged primarily in the business of manufacturing, marketing and selling respiratory and anesthesia equipment. The purchase price was approximately $53.6 million, which included cash consideration of approximately $45.5 million (including approximately $8.2 million of cash acquired), a non-cash contribution of shares of common stock of River of $6.6 million and transaction expenses of approximately $1.5 million.

     The acquisition was funded with (i) a $22.0 million common stock sale to the Company's existing majority shareholder, (ii) a $22.0 million, 12.0% per annum unsecured note payable to an affiliate of the Company's existing majority shareholder due August 1, 2006 and (iii) a $5.9 million unsecured bank loan bearing interest at the bank's reference rate plus 1/4% per annum due July 30, 2006.

     The acquisition of Hudson RCI AB was accounted for as a purchase and the purchase price was allocated based upon management's estimate of the assets acquired and liabilities assumed as follows (amounts in thousands):

              Cash......................................... $   8,208
              Accounts receivable..........................     1,823
              Inventories..................................     5,161
              Fixed assets.................................     1,206
              Other assets.................................     2,939
              Current liabilities..........................    (4,856)
              Non-current liabilities......................    (4,123)
              Goodwill.....................................    43,223
                                                            ---------
                                                            $  53,581
                                                            =========

     Had this acquisition and the acquisition of certain assets of Gibeck, Inc. occurred at the beginning of 1998 and 1999, the unaudited pro forma net sales, net loss before extraordinary item and net loss would be as follows (amounts in thousands):

                                                                  Year Ended
                                                       --------------------------------
                                                          December 25,   December 31,
                                                              1998           1999
                                                              ----           ----
          Net sales....................................   $ 122,819      $ 139,494

          Net loss before extraordinary item.. ........     (66,344)        (1,949)

          Net loss.....................................     (66,448)       (1,949)

        Goodwill related to the Hudson RCI AB acquisition is being amortized over a period of 20 years.

Acquisition of Product Lines

     On November 8, 1999, the Company acquired certain assets of Tyco Healthcare Group LP ("Tyco"), including Tyco's incentive breathing exerciser and pulmonary function monitor product lines, for a cash purchase price of approximately $23.8 million.

     On October 28, 2000, the Company acquired certain assets of Tyco, including Tyco's Sheridan endotracheal tube for a cash purchase price of approximately $18.0 million.

3.   Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Hudson and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation. Hudson and its wholly-owned subsidiaries are collectively referred to herein as the Company.

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

Inventories

     Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market. At December 31, 1999 and December 31, 2000, inventories consisted of the following (amounts in thousands):

                                                      1999           2000
                                                      ----           ----

          Raw materials.........................  $     5,901    $    8,134
          Work-in-process.......................        5,682         6,591
          Finished goods........................       12,460        29,885
                                                  -----------    ----------
                                                  $    24,043    $   44,610
                                                  ===========    ==========

     Raw materials principally consist of bulk resins. Work-in-process and finished goods include raw materials, labor and overhead costs. Certain finished goods are purchased for resale and are not manufactured.

Foreign Currency Translation

     The Company uses the local currency as the functional currency of its operating subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rate prevailing during the period.

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

Revenue Recognition

     The Company recognizes revenue when product is shipped. The Company establishes reserves for sales returns and other allowances based on historical experience. The Company's policy is to provide a reserve for estimated uncollectable trade accounts receivable. During 2000, the Company provided approximately $3.5 million for such accounts.

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

Fiscal Year-End

     The Company reported its operations on a 52-53 week fiscal year ending on the Friday closest to December 31 for the fiscal years ended December 25, 1998 and December 31, 1999. Beginning in 2000, the Company adopted calendar year reporting, with the year ending on December 31, 2000.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adoption was not material to the financial statements.


     During the second quarter of fiscal year 2000, Emerging Issues Task Force
(EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 clarifies the accounting treatment and classification of the Company's delivery revenues and expenses. The adoption of this EITF only affects the classification of certain revenues and costs related to delivery services and does not affect the Company's net loss. Delivery costs include direct and incremental costs incurred to warehouse and move product to the Company's customers. Since the Company records freight costs associated with delivery of product to customers as a component of cost of sales and warehousing costs as distribution expenses management believes the Company is in compliance with this pronouncement.

     During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes the Company is in compliance with this pronouncement.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 The Company will cease recording amortization of goodwill which would increase net income in 2002 by approximately $2.8 million, net of income taxes. Other than ceasing the amortization of goodwill, The Company does not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations as The Company does not currently anticipate any impairment charges for existing goodwill.


Reclassifications

     Certain reclassifications have been made in the 1998 and 1999 statements to conform to the 2000 presentation.

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

     The Company issued PIK preferred stock with a liquidation preference of approximately $3,757,000 and $4,207,000 to satisfy the dividend requirements in 1999 and 2000, respectively. As of December 31, 1999 and December 31, 2000 the Company accrued for PIK preferred stock dividends in the amount of $863,000 and $1,018,000, respectively.


5.   Long-Term Debt Obligations

Summary of Amounts Outstanding

     The Company's long-term debt obligations as of December 31, 1999 and December 31, 2000 consist of the following (amounts in thousands):


                                                                  1999              2000
                                                                  ----              ----
          Borrowings under revolving credit facility.....    $    36,600       $    53,000
          Term loan payable to domestic banks............         35,000            29,500
          Term and revolving loan payable to Swedish
           bank..........................................         17,586            14,148
          Senior subordinated notes......................        115,000           115,000
          Note payable to affiliate......................          7,508            10,266
                                                             -----------       -----------
                                                                 211,694           221,914
          Less--current portion..........................         (6,673)          (12,686)
                                                             -----------       -----------
          Long-term debt.................................    $   205,021       $   209,228
                                                             ===========       ===========

Credit Facility

     In connection with the Recapitalization, the Company entered into a new credit agreement (the Credit Facility) with a bank group, which provides for borrowings of up to $100.0 million. This agreement consists of two separate facilities as follows:

      1.) Revolving credit--maximum borrowings of $60.0 million with a letter of credit sub-limit of $7.5 million. This facility must be prepaid upon payment in full of the Term Loan facility.
      2.) Term loan--maximum borrowings of $40.0 million with quarterly installments to be made through maturity.

     Interest on the Credit Facility is based, at the option of the Company, upon either a eurodollar rate (as defined) plus 2.25%, or a base rate (as defined) plus 1.25% per annum. A commitment fee of 0.50% per annum is charged on the unused portion of the Credit Facility.

     The following summarizes interest rate data on the Credit Facility as of December 31, 1999 and 2000:

                                                             1999        2000
                                                             ----        ----
          Revolving credit facility rate.................  8.5625% to   9.563%
                                                             10.0%

          Term loan facility rate........................    8.75%      9.250%

     Total borrowings as of December 31, 2000 were $53.0 million and $29.5 million under the Revolving Credit Facility and Term Loan Facility, respectively. The Credit Facility will mature on April 7, 2004.

     The agreement provides the bank a first security interest in substantially all of the properties and assets of the Company and a pledge of 65.0% of the stock of Industrias, a wholly-owned subsidiary of the Company. The agreement also requires the Company to maintain certain financial ratios and financial covenants, as defined in the agreement, the most restrictive of which and among other restrictions, prohibit additional indebtedness and limit dividend payments to the Company's stockholders. The Credit Facility is guaranteed by the Company's parent.

     As of December 31, 2000, the Company had available credit under the Revolving Loan Facility in the amount of $7.0 million ($5.0 million of which is restricted for use on future acquisitions). No additional borrowing is available under the Term Loan Facility.

     The Company is required under restrictive covenants of the Credit Facility Agreement to maintain certain financial ratios, and meet certain operating cash flow tests for which the Company was not in compliance as of December 31, 2000 (see Note 15).

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

     The fair value of the Company's senior subordinated notes at December 31, 2000 was approximately $69.0 million. The fair value is estimated based on the quoted market prices for issues listed on exchanges and is not intended to, and does not, represent the underlying fair value of the Company. Subsequent to December 31, 2000, the Company was in default of certain financial reporting requirements to the noteholders. Management believes that it has cured this default.

Note Payable to Affiliate

     In connection with the acquisition of Hudson RCI AB during 1999, the Company borrowed $22.0 million under an unsecured 12% note payable to an affiliate of the Company's existing majority stockholder. The note is due August 1, 2006. During 1999, the Company paid approximately $14.5 million in principal on the note. During 2000, the Company Borrowed an additional $2 million from the existing majority shareholder under an unsecured 14% note payable due on demand.

Bank Notes Payable

     The Company has bank borrowings of $14.1 million outstanding at December 31, 2000, which are denominated in Swedish Krona. The borrowings bear interest at the 3-month STIBOR plus 0.75% to 1.75% (4.884% to 5.884% at December 31,
2000), are due December 21, 2003 and are secured by the common stock of Hudson RCI AB.

Future Debt Principal Payments

     As of December 31, 2000, future debt principal payments on the aforementioned debt are as follows (amounts in thousands):

               Fiscal Year  Ending:
               -------------------

                2001.......................................................          $ 10,686
                2002.......................................................            11,444
                2003.......................................................            13,444
                2004.......................................................            55,944
                2005.......................................................             5,130
                Thereafter.................................................           125,266
                                                                                     --------
                                                                                     $221,914
                                                                                     ========

6.   Detail of Selected Balance Sheet Accounts

Property, Plant and Equipment

     The following is a summary as of December 31, 1999 and December 31, 2000 (amounts in thousands):

                                                                         1999                2000
                                                                       --------            --------
          Land...........................................              $  2,044            $  2,044
          Buildings......................................                15,078              15,875
          Leasehold improvements.........................                 1,322               1,322
          Machinery, equipment and purchased software....                65,667              90,789
          Furniture and fixtures.........................                 4,227               2,883
                                                                       --------            --------
                                                                         88,338             112,913
          Less -- Accumulated depreciation and                          (57,740)            (64,556)
           amortization..................................              --------            --------
                                                                         30,598              48,357

          Equipment installation in progress.............                 8,481                 268
          ERP software installation in progress..........                 3,397                 800
                                                                       --------            --------
          Property and equipment, net....................              $ 42,476            $ 49,425
                                                                       ========            ========

     Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:

          Buildings......................................       31.5 years
          Leasehold improvements.........................     Lesser of the useful life or lease term
          Machinery, equipment and purchased software....      5 to 7 years
          Furniture and fixtures.........................      3 to 7 years

     Upon retirement or disposal of depreciable assets, the cost and related accumulated depreciation are removed and the resulting gain or loss is reflected in income from operations. Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred. ERP software installation costs are capitalized in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company implemented the new ERP system on April 1, 2000.

     Total depreciation expense related to property, plant and equipment and amortization expense related to intangible and other assets was $6,101,000, $8,315,000 and $11,719,000 for the years ended December 25, 1998, December 31, 1999 and December 31, 2000, respectively.

Intangible Assets and Deferred Financing Costs, net

     Amortization of intangible assets is provided using the straight-line method over the applicable amortization period. During 1999, the Company wrote-off certain fully-amortized patents. The following is a summary of the components of intangible assets as of December 31, 1999 and December 31, 2000 (amounts in thousands):

                                                                              Useful lives          1999         2000
                                                                          --------------------     -------      -------
          Covenant not-to-compete.......................................      5 to 7 years         $ 3,500      $ 3,500
          Patents.......................................................        15 years               472           68
          Goodwill......................................................     15 to 20 years         67,834       69,927
          Other.........................................................     5 to 20 years             133          133
                                                                                                   -------      -------
                                                                                                    71,939       73,628
          Less -- Accumulated amortization..............................                            (4,969)      (6,055)
                                                                                                   -------      -------
                                                                                                   $66,970      $67,573
                                                                                                   =======      =======

     Deferred financing costs are amortized using the straight-line method over the period of the related debt.

     Management reviews Goodwill on a regular basis for possible impairment. Management knows of no factors at December 31, 2000 which may affect the impairment recorded of long-lived assets.

Accrued Liabilities and Accounts Payable

     Accrued liabilities consisted of the following as of December 31, 1999 and December 31, 2000 (amounts in thousands):

                                                                          1999               2000
                                                                        -------            -------
          Interest.......................................               $ 4,162            $ 3,605
          Payroll and related............................                 4,095              4,224
          Vacation.......................................                 1,509              1,824
          Pension........................................                 1,353              1,767
          Medical self-insurance.........................                   577                569
          Other..........................................                     4                718
                                                                        -------            -------
                                                                        $11,700            $12,707
                                                                        =======            =======

     Accounts payable includes a book overdraft of approximately $0.9 million and $1.2 million at December 31, 1999 and 2000.

7.   Commitments and Contingencies

     The Company leases certain facilities, automobiles and office equipment under noncancellable leases, with the majority of the automobile leases having a term of one year with annual renewal provisions. All of these leases have been classified as operating leases.

     As of December 31, 2000, the Company had future obligations under operating leases as follows (amounts in thousands):

          Fiscal Year Ending:
          -------------------

               2001...........................................  $ 2,534
               2002...........................................    2,290
               2003...........................................    2,099
               2004...........................................    1,914
               2005...........................................    1,378
               Thereafter                                         4,023
                                                                -------
                                                                $14,238
                                                                =======

     Rental expense was approximately $1,506,000, $2,052,000 and $3,115,000 in fiscal 1998, 1999 and 2000, respectively.

     The Company self-insures the majority of its medical benefit programs. Reserves for losses totaling approximately $577,000 and $569,000 at December 31, 1999 and December 31, 2000, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying balance sheets. The Company maintains excess coverage on an aggregate claim basis.

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

     The Company became a C corporation upon consummation of the transaction discussed in Note 1. Accordingly, the Company has presented pro forma net income
(loss) amounts to reflect a provision for income taxes at a combined effective rate of approximately 39% in 1998, after consideration of permanent differences between financial reporting and income tax amounts. The pro forma amounts presented do not include the one-time effect of the conversion to C corporation status reflected in the 1998 financial statements. During 1999, the Company revised its estimate of the combined effective income tax rate to approximately 40%.

     The actual provision for income taxes for 1998 reflects that the Company was a C corporation for a portion of the period presented. The conversion from S to C corporation status and the related Section 338(h)(10) election to increase the tax bases of assets in connection with the Recapitalization resulted in a one-time net benefit of $77,064,000 in the second quarter of 1998 which was recorded directly to retained earnings.

     From the date of the Recapitalization, the Company is included in the consolidated income tax returns of its parent. The Company provides for income taxes on a stand-alone basis in accordance with the asset and liability method pursuant to an informal tax-sharing agreement.

     During the fourth quarter of 1998, management evaluated the Company's subsequent actual performance relative to certain budget projections which were originally used to evaluate the realizability of the deferred tax asset established at the time of the Recapitalization. Based upon this assessment, management provided a valuation allowance of $8,477,000 in the fourth quarter to reduce the deferred tax asset to an amount that management believes are more likely than not to be realizable. This change in estimate was included in the deferred tax provision for the year ended December 25, 1998.


     The effective tax rate for 1998, 1999 and 2000 consists of the following (amounts in thousands):

                                                                                1998      1999      2000
                                                                               ------    ------    ------
Income taxes at combined statutory rate of approximately 40%...............   $(24,094)   $  143   $(2,398)
Domestic losses not benefited..............................................     24,022         -     2,730
Foreign taxes..............................................................          -     1,443     2,871
Valuation allowance........................................................      8,477         -         -
                                                                              --------    ------   -------
                                                                              $  8,405    $1,586   $ 3,203
                                                                              ========    ======   =======

     The provision (benefit) for income taxes consists of the following (amounts in thousands):

                                                                    United States           Foreign         Total
                                                                    -------------           -------         -----
                        2000
Current.......................................................          $       -           $  3,203       $  3,203
Deferred......................................................                  -                  -              -
                                                                        ---------           --------       --------
                                                                        $       -           $  3,203       $  3,203
                                                                        =========           ========       ========
                        1999
Current.......................................................          $       -           $    340       $    340
Deferred......................................................              1,724               (478)         1,246
                                                                        ---------           --------       --------
                                                                        $   1,724           $   (138)      $  1,586
                                                                        =========           ========       ========
                        1998
Current.......................................................          $       -           $      -       $      -
Deferred......................................................              8,405                  -          8,405
                                                                        ---------           --------       --------
                                                                        $   8,405           $      -       $  8,405
                                                                        =========           ========       ========

     The 1998 tax provision results primarily from the valuation allowance discussed previously. As of December 31, 2000, the Company has recorded a net deferred tax asset of approximately $69.0 million primarily related to basis differences between financial reporting and tax purposes arising from the
Section 338(h)(10) election to increase the tax bases of assets in connection with the Recapitalization (see Note 1), which in management's opinion is more likely than not to be realized. As of December 31, 2000, the Company had a United States net operating loss carryforward of approximately $34.0 million.

     The components of the deferred tax asset as of December 31, 1999 and December 31, 2000 are (amounts in thousands):

                                                                               1999                2000
                                                                              -------             -------
          Basis differences arising from Section 338(h)(10)
           election...............................................            $68,873             $66,933
          Net operating loss carryforwards........................             10,640              11,927
          Other...................................................             (2,093)             (1,278)
                                                                              -------             -------
                                                                               77,420              77,582
          Valuation allowance.....................................             (8,477)             (8,477)
                                                                              -------             -------
                                                                              $68,943             $69,105
                                                                              =======             =======

9.   Related-Party Transactions

     Amounts included in the consolidated financial statements with respect to transactions with companies controlled by officers, the stockholders or members of their immediate families are as follows (amounts in thousands):

                                                                              December 25,      December 31,      December 31,
                                                                                  1998              1999              2000
                                                                                  ----              ----              ----
     Purchases.....................................................             $     128        $         -          $     -
                                                                                =========        ===========        =========
     Notes and advances receivable.................................             $      91        $     7,608          $10,366
                                                                                =========        ===========        =========

10.  Deferred Compensation and Benefit Plans

Pension Plan

     The Company has a defined-contribution pension plan covering substantially all its employees. Amounts charged to expense relating to this plan totaled approximately $810,000, $972,000 and $914,000 for the fiscal years ended 1998, 1999 and 2000, respectively.

Deferred Compensation

     Effective December 1, 1994, the Company established a deferred compensation plan for certain key employees. As of December 31, 2000 no material amount of compensation has been deferred.

Equity Participation Plan

     Effective January 1, 1994, the Company's Board of Directors adopted the Equity Participation Plan, as amended (the "Plan"). This Plan provided certain key employees and independent contractors deferred compensation based upon the Company's value, as defined in the agreement. Benefits earned by participants were based upon a formula with a specified minimum benefit accruing each year for each participant, and benefits were accrued and charged to compensation in the year earned. As of the fiscal year ended 1998, the Company recorded $68,693,000 related to amounts earned by the Plan participants.

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

11.  Extraordinary Item

     In accordance with the Recapitalization, the Company recorded an extraordinary loss on the extinguishment of the existing debt related to the write-off of unamortized deferred finance fees of $104,000 in 1998.

12.  Geographic, Segment and Major Customer Information

     The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance. The Company also reports information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions.

     As discussed in Note 14, the non-guarantor subsidiaries consist principally of Hudson RCI AB and subsidiaries (whose operations are principally international). The Company operates in two segments: United States operations and international operations. The financial data of these two segments closely approximates the guarantor/non-guarantor information set forth in Note 14 and, accordingly, no additional segment data has been provided.

     The Company sells respiratory care products to distributors and medical facilities throughout the United States and internationally. During 1998, 1999 and 2000, the Company had foreign sales of approximately $20,148,000, $28,497,000 and $31,383,000 respectively, which constituted approximately 20.0%, 22.1% and 19.7% of total sales, respectively.

The Company's percentage of sales by geographic region for the fiscal years ended 1998, 1999 and 2000 are as follows:

                                                                               1998           1999           2000
                                                                               ----           ----           ----
     Domestic......................................................            79.9%          77.9%          80.3%
     Europe........................................................             7.8           10.1            9.0
     Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)....             6.2            6.1            5.8
     Canada........................................................             2.0            1.9            1.6
     Other international...........................................             4.1            4.0            3.3
                                                                              -----          -----          -----
                                                                              100.0%         100.0%         100.0%
                                                                              =====          =====          =====

     The following summarizes the net book value of fixed assets at the respective locations as of December 31, 1999 and December 31, 2000 (amounts in thousands):

                                                                         December 31,       December 31,
                                                                            1999                2000
                                                                         ------------       ------------
          Ensenada, Mexico.........................................        $ 1,134             $ 1,137
          Stockholm, Sweden........................................            342                 291
          Kuala Lumpur, Malaysia...................................            741                 672
          United States............................................         40,259              47,325
                                                                           -------             -------
                                                                           $42,476             $49,425
                                                                           =======             =======

     For the fiscal years ended 1998, 1999 and 2000, the Company had sales to one domestic distributor in the amount of $24,940,000, $24,491,000 and $32,184,000 which represented approximately 24.8%, 19.0% and 20.2% of sales, respectively. Additionally, the Company had sales to another domestic distributor of $14,775,000 and $16,936,000, that accounted for approximately 11.5% and 10.6% of sales in 1999 and 2000, respectively.

13.  Unaudited Consolidated Quarterly Data

                                                                          1998 Quarters Ended
                                                          -------------------------------------------------

                                                            March 27   June 26   September 25   December 25
                                                            --------  ---------  -------------  ------------
Net sales.................................................   $24,265  $ 22,432        $22,130       $31,671
Gross profit..............................................    10,431     9,600          9,843        13,822
Income (loss) before extraordinary item...................     1,498   (66,623)          (243)       (4,713)
Net income (loss).........................................     1,498   (66,727)          (243)       (4,713)

                                                                          1999 Quarters Ended
                                                            -------------------------------------------------
                                                            March 26  June 25   September 24   December 31
                                                            --------  --------  -------------  ------------
Net sales.................................................   $27,169   $27,274       $30,827       $43,533
Gross profit..............................................    11,389    11,414        12,185        18,397
Income (loss) before extraordinary item...................       281       327        (1,554)         (282)
Net income (loss).........................................       281       327        (1,554)         (282)

                                                                          2000 Quarters Ended
                                                          ------------------------------------------------
                                                            March 31   June 30   September 30  December 31
                                                            --------  ---------  ------------  ------------
Net sales.................................................   $40,807   $31,811        $41,111     $ 45,549
Gross profit..............................................    18,304    16,986         21,524       17,541
Income (loss) before extraordinary item...................     1,599      (385)         1,662      (12,073)
Net income (loss).........................................     1,599      (385)         1,662      (12,073)

14.  Subsidiaries Debt Guarantee and Segment Data

     The Company is the 100% owner of certain subsidiaries, which do not guarantee the Company's senior subordinated notes. The non-guarantor subsidiaries consist principally of the assets, liabilities and operations of Hudson RCI AB and subsidiaries. The following tables disclose the required consolidating financial information for the guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET




                                                                         As of December 31, 1999
                                                          ---------------------------------------------------
                                                                          Non-
                                                            Guarantor   Guarantor    Adjustments     Total
                                                            ---------   ---------    -----------     -----
                                                       ASSETS
CURRENT ASSETS:
 Cash.....................................................   $    184        $ 2,733     $  -        $  2,917
 Accounts receivable......................................     28,329          2,096            -      30,425
 Inventories..............................................     21,124          4,065       (1,146)     24,043
 Other current assets.....................................      4,578         16,673      (16,639)      4,612
                                                             --------        -------     --------    --------
   Total current assets...................................     54,215         25,567      (17,785)     61,997

PROPERTY, PLANT AND EQUIPMENT, net........................     41,335          1,141            -      42,476

OTHER ASSETS:
 Intangible assets, net...................................     22,770         44,200            -      66,970
 Deferred financing costs, net............................     10,749            385            -      11,134
 Deferred tax asset.......................................     68,600            223          120      68,943
 Investment in non-guarantor subsidiaries.................     29,245              -      (29,245)          -
 Other assets.............................................        833            162         (696)        299
                                                             --------        -------     --------    --------
   Total other assets.....................................    132,197         44,970      (29,821)    147,346
                                                             --------        -------     --------    --------
                                                             $227,747        $71,678     $(47,606)   $251,819
                                                             ========        =======     ========    ========

            LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Notes payable to banks...................................   $  5,500    $ 1,173    $  -       $  6,673
 Accounts payable.........................................      6,625      1,559     (2,016)      6,168
 Accrued liabilities......................................      8,344      3,356          -      11,700
 Other current liabilities................................        458     10,876     (9,849)      1,485
                                                             --------    -------   --------    --------
   Total current liabilities..............................     20,927     16,964    (11,865)     26,026

NOTE PAYABLE TO AFFILIATE.................................          -     13,906     (6,398)      7,508
NOTES PAYABLE TO BANKS, net of current portion............     66,100     16,413          -      82,513
SENIOR SUBORDINATED NOTES PAYABLE.........................    115,000          -          -     115,000
                                                             --------    -------   --------    --------
   Total liabilities......................................    202,027     47,283    (18,263)    231,047
                                                             --------    -------   --------    --------

Mandatorily-redeemable preferred stock....................     35,421          -          -      35,421

STOCKHOLDERS' EQUITY (DEFICIT)............................     (9,701)    24,395    (29,343)    (14,649)
                                                             --------    -------   --------    --------
                                                             $227,747    $71,678   $(47,606)   $251,819
                                                             ========    =======   ========    ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET

                                                                         As of December 31, 2000
                                                          ---------------------------------------------------
                                                                            Non-
                                                            Guarantor    Guarantor    Adjustments     Total
                                                            ---------    --------     -----------     -----
                                                   ASSETS

CURRENT ASSETS:
 Cash.....................................................   $    437       $  3,093     $      -    $  3,530
 Accounts receivable......................................     32,665          4,395       (8,753)     28,307
 Inventories..............................................     38,703          7,973       (2,066)     44,610
 Other current assets.....................................      6,350         52,467      (56,985)      1,832
                                                             --------       --------     --------    --------
   Total current assets...................................     78,155         67,928      (67,804)     78,279

PROPERTY, PLANT AND EQUIPMENT, net........................     48,260          1,165            -      49,425

OTHER ASSETS:
 Intangible assets, net...................................     27,719         39,854            -      67,573
 Deferred financing costs, net............................      9,587              -            -       9,587
 Deferred tax asset.......................................     68,881            224            -      69,105
 Investment in non-guarantor subsidiaries.................     29,245              -      (29,245)          -
 Other assets.............................................        294            971            -       1,265
                                                             --------       --------     --------    --------
   Total other assets.....................................    135,726         41,049      (29,245)    147,530
                                                             --------       --------     --------    --------
                                                             $262,141       $110,142     $(97,049)   $275,234
                                                             ========       ========     ========    ========


            LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Notes payable to banks...................................   $  7,500    $  3,186    $      -    $ 10,686
                                                                                            -
 Accounts payable.........................................     24,758       4,711      (9,149)     20,320
 Accrued liabilities......................................      9,420       3,287           -      12,707
 Other current liabilities................................      1,242      22,764     (20,999)      3,007
                                                             --------    --------    --------    --------
   Total current liabilities..............................     42,920      33,948     (30,148)     46,720

NOTES PAYABLE TO AFFILIATE................................      2,000       8,266           -      10,266
NOTES PAYABLE TO BANKS, net of current portion............     75,000      10,962           -      85,962
SENIOR SUBORDINATED NOTES PAYABLE.........................    115,000           -           -     115,000
OTHER NON-CURRENT LIABILTIES..............................          -       1,095      (1,095)          -
                                                             --------    --------    --------    --------
   Total liabilities......................................    234,920      54,271     (31,243)    257,948
                                                             --------    --------    --------    --------

MANDATORILY-REDEEMABLE PREFERRED STOCK....................     40,061           -           -      40,061

STOCKHOLDERS' EQUITY (DEFICIT)............................    (12,840)     55,871     (65,806)    (22,775)
                                                             --------    --------    --------    --------
                                                             $262,141    $110,142    $(97,049)   $275,234
                                                             ========    ========    ========    ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF OPERATIONS

                                                                                 For the Year Ended December 31, 1999
                                                                           ---------------------------------------------------
                                                                           Guarantor   Non-Guarantor   Adjustments     Total
                                                                           ---------   -------------   -----------     -----
NET SALES.............................................................      $121,796         $ 9,500       $(2,493)   $128,803
COST OF SALES.........................................................        71,146           6,465        (2,193)     75,418
                                                                            --------         -------       -------    --------
Gross profit..........................................................        50,650           3,035          (300)     53,385
                                                                            --------         -------       -------    --------

OPERATING EXPENSES:
 Selling..............................................................        10,649           2,473             -      13,122
 Distribution.........................................................         4,647               -             -       4,647
 General and administrative...........................................        11,815           1,454             -      13,269
 Amortization of goodwill.............................................           416           1,047             -       1,463
 Research and development.............................................         1,362             669             -       2,031
                                                                            --------         -------       -------    --------
   Total operating expenses...........................................        28,889           5,643             -      34,532
                                                                            --------         -------       -------    --------

Income (loss) from operations.........................................        21,761          (2,608)         (300)     18,853

OTHER EXPENSES:
 Interest expense.....................................................       (16,023)         (1,240)            -     (17,263)
 Other, net...........................................................          (633)           (599)            -      (1,232)
                                                                            --------         -------       -------    --------
   Total other expense................................................       (16,656)         (1,839)            -     (18,495)
                                                                            --------         -------       -------    --------

Income (loss) before provision (benefit) for income taxes.............         5,105          (4,447)         (300)        358
 PROVISION (BENEFIT) FOR INCOME TAXES.................................         2,183            (477)         (120)      1,586
                                                                            --------         -------       -------    --------

Net income (loss).....................................................      $  2,922         $(3,970)      $  (180)   $ (1,228)
                                                                            ========         =======       =======    ========

Depreciation and amortization (a).....................................      $  6,531         $ 4,609       $     -    $ 11,140
                                                                            ========         =======       =======    ========
Adjusted EBITDA (b)...................................................      $ 28,292         $ 2,001       $  (300)   $ 29,993
                                                                            ========         =======       =======    ========

______________________________

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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF OPERATIONS


                                                                                 For the Year Ended December 31, 2000
                                                                           ---------------------------------------------------
                                                                           Guarantor   Non-Guarantor   Adjustments     Total
                                                                           ---------   -------------   -----------     -----
NET SALES..............................................................     $145,786         $33,536      $(20,044)   $159,278
COST OF SALES..........................................................       87,092          16,875       (19,044)     84,923
                                                                            --------         -------      --------    --------
Gross profit...........................................................       58,694          16,661        (1,000)     74,355

OPERATING EXPENSES:
 Selling...............................................................       12,434           5,828             -      18,262
 Distribution..........................................................        9,566             543             -      10,109
 General & Administrative..............................................       20,659           3,364             -      24,023
 Amortization of goodwill..............................................        1,281           2,039             -       3,320
 Research and development..............................................        1,072           1,315             -       2,387
                                                                            --------         -------      --------    --------
   Total operating expenses............................................       45,012          13,089             -      58,101
                                                                            --------         -------      --------    --------

Income (loss) from operations..........................................       13,682           3,572        (1,000)     16,254

OTHER INCOME AND (EXPENSES):
 Interest expense......................................................      (18,506)         (2,583)            -     (21,089)
 Other, net............................................................         (205)           (556)         (398)     (1,159)
                                                                            --------         -------      --------    --------
   Total other income (expense)........................................      (18,711)         (3,139)         (398)    (22,248)
                                                                            --------         -------      --------    --------

Income (loss) before provision (benefit) for income taxes..............       (5,029)            433        (1,398)     (5,994)
 PROVISION (BENEFIT) FOR INCOME TAXES..................................            -           3,203             -       3,203
                                                                            --------         -------      --------    --------
Net income (loss)......................................................     $ (5,029)        $(2,770)     $ (1,398)   $ (9,197)
                                                                            ========         =======      ========    ========

Depreciation and amortization (c)......................................     $ 10,450         $ 2,468      $      -    $ 12,918
                                                                            ========         =======      ========    ========

Adjusted EBITDA (d)....................................................     $ 24,132         $ 6,040      $ (1,000)   $ 29,172
                                                                            ========         =======      ========    ========

__________________________

(c) Includes approximately $1,199,000 of non-cash expense related to the recognition of the portion of purchase price allocation related to acquired inventories.

(d) Adjusted EBITDA represents income before depreciation and amortization, interest expense, income tax expense and recognition of the portion of purchase price allocation related to acquired inventories. Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States, or as a measure of profitability or liquidity.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                                 For the Year Ended December 31, 1999
                                                                                 -------------------------------------
                                                                                  Guarantor    Non-Guarantor    Total
                                                                                  ---------    -------------    -----
Net cash provided by operating activities....................................     $  6,108         $    989   $  7,097
Net cash used in investing activities........................................      (34,928)         (40,890)   (75,818)
Net cash provided by financing activities....................................       28,197           43,332     71,529

Effect of exchange rate changes on cash......................................            -             (398)      (398)
                                                                                  --------         --------   --------

NET INCREASE IN CASH.........................................................         (623)           3,033      2,410

CASH, beginning of year......................................................          507                -        507
                                                                                  --------         --------   --------

CASH, end of year............................................................     $   (116)        $  3,033   $  2,917
                                                                                  ========         ========   ========


                                                                                     For the Year Ended December 31, 2000
                                                                                ----------------------------------------------
                                                                                     Guarantor     Non-Guarantor        Total
                                                                                     ---------     -------------        -----
Net cash provided by operating activities..................................          $ 11,804         $  (180)        $ 11,624
Net cash used in investing activities......................................           (29,329)          2,388          (26,941)
Net cash provided by financing activities..................................            17,778          (1,559)          16,219

Effect of exchange rate changes on cash....................................                 -            (289)            (289)
                                                                                     --------         -------         --------

NET INCREASE IN CASH.......................................................               253             360              613

CASH, beginning of year....................................................               184           2,733            2,917
                                                                                     --------         -------         --------

CASH, end of year..........................................................          $    437         $ 3,093         $  3,530
                                                                                     ========         =======         ========

15.  Subsequent Events

          On March 21, 2001, the Company replaced its existing lending agreement denominated in Swedish Krona with a new loan that allows for borrowings up to approximately $19,100,000. The principal is amortized over 18 equal quarterly payments commencing June 30, 2001. Interest is based on the STIBOR rate + 0% to 1.65%, based on the outstanding balance of the loan. The loan is secured by a pledge of Hudson Euro SarL stock, a wholly-owned subsidiary of the Company and 100% owner of Hudson RCI AB, Hudson RCI UK Ltd. and Hudson RCI France S.A.S.

          In April and May of 2001, the company issued for cash unsecured senior subordinated convertible notes to certain managers and shareholders in the amount of $9,451,250 and will issues an additional $3,500,000 in August of 2001. The notes bear interest at 10% and are due in 2005. The interest may be paid or deferred to the due date at the option of the Company and are convertible to common stock at the demand of the note holder. Additionally, in August of 2001 the Company will issue for $3,000,000 cash an additional 30,000 shares of mandatorily-redeemable preferred stock.

          As discussed in Note 5, the Company was not in compliance with certain restrictive covenants of the Credit Facility at December 31, 2000. On July 30, 2001, the Company amended its Credit Facility covenants so that under the amended terms, the Company was in compliance as of December 31, 2000 and expects to remain in compliance until December 31, 2001. As part of this amendment (1) the Company's shareholders agreed to invest an additional $3 million in senior subordinated convertible notes of the Company (2) certain maturities were extended and (3) interest rate increased margins increased.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Board of Directors and Stockholders of River Holding Corp.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of RIVER HOLDING CORP. (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated July 30, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II -- Valuation and Qualifying Accounts listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of those financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


Orange County, California
July 30, 2001

                              RIVER HOLDING CORP.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            (Amounts in thousands)

                                            Balance at                                          Balance at
                                            Beginning         Charges to       Write-offs         End of
                                            of Period          Expenses                           Period
                                           ------------      ------------     ------------     ------------
Description
-----------
For the Year Ending December 31,  2000:
Allowance for doubtful accounts
 receivable............................    $       (973)     $     (3,106)    $        579     $     (3,500)
                                           ============      ============     ============     ============

For the Year Ending December 25,  1999:
Allowance for doubtful accounts
 receivable............................    $       (794)     $       (440)    $        261     $       (973)
                                           ============      ============     ============     ============

For the Year Ending December 26,  1998:
Allowance for doubtful accounts
 receivable............................    $       (258)     $       (586)    $         50     $       (794)
                                           ============      ============     ============     ============