Form 10-Q
period 2001-03-31
RIVER HOLDING CORP
filed 2001-09-21
CIK 1061892

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 9,144,293 on September 21, 2001.

================================================================================

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                         QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I.  FINANCIAL INFORMATION

          Item 1.  Unaudited Condensed Consolidated Financial Statements of River Holding Corp.:

                   Unaudited Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001........     1

                   Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the
                   Three Months Ended March 31, 2000 and 2001........................................................     3

                   Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                   2000 and 2001.....................................................................................     4

                   Notes to Unaudited Condensed Consolidated Financial Statements....................................     5

                   Unaudited Condensed Consolidated Financial Statements of Hudson Respiratory Care Inc:

                   Unaudited Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001........     7

                   Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the
                   Three Months Ended March 31, 2000 and 2001........................................................     9

                   Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                   2000 and 2001.....................................................................................    10

                   Notes to Unaudited Condensed Consolidated Financial Statements....................................    11

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............    17

          Item 3.  Quantitative and Qualitative Disclosures About Market Risks.......................................    23

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.................................................................................    24

          Item 2.  Changes in Securities.............................................................................    24

          Item 3.  Defaults Upon Senior Securities...................................................................    24

          Item 4.  Submission of Matters to a Vote of Security Holders...............................................    24

          Item 5.  Other Information.................................................................................    24

          Item 6.  Exhibits and Reports on Form 8-K..................................................................    24

SIGNATURE............................................................................................................    25

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                            (Amounts in Thousands)

                                                                  December 31,        March 31,
                                                                      2000               2001
                                                                 --------------     --------------
CURRENT ASSETS:

 Cash.........................................................   $        3,530     $        8,592

 Accounts receivable, less allowance for doubtful accounts of
  $3,500 and $3,412 at December 31, 2000 and March 31, 2001,
  respectively................................................           28,307             27,370
 Inventories..................................................           44,610             36,523
 Other current assets.........................................            2,165              3,465
                                                                 --------------     --------------
   Total current assets.......................................           78,612             75,950
                                                                 --------------     --------------

PROPERTY, PLANT AND EQUIPMENT, net............................           59,030             57,870
                                                                 --------------     --------------

OTHER ASSETS:

 Deferred tax asset...........................................           11,502             11,502
 Deferred financing costs, net................................            9,587              9,246
 Goodwill, net................................................          201,116            195,580
 Other assets.................................................            1,189              3,495
                                                                 --------------     --------------
   Total other assets.........................................          223,394            219,823
                                                                 --------------     --------------
    Total assets..............................................   $      361,036     $      353,643
                                                                 ==============     ==============

  The accompanying notes are an integral part of these condensed consolidated statements.

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

                            (Amounts in Thousands)

                                                                     December 31,           March 31,
                                                                         2000                  2001
                                                                     ------------          ------------
CURRENT LIABILITIES:
 Notes payable to bank...........................................    $     10,686          $     13,844
 Accounts payable................................................          20,420                14,371
 Accrued liabilities.............................................          12,707                18,782
 Note payable to affiliates......................................           2,000                 2,000
 Other current liabilities.......................................           3,007                 2,313
                                                                     ------------          ------------
   Total current liabilities.....................................          48,820                51,310
                                                                     ------------          ------------

NOTE PAYABLE TO AFFILIATE........................................           8,266                 8,266
SENIOR SUBORDINATED NOTES PAYABLE................................         115,000               115,000
NOTES PAYABLE TO BANK, net of current portion....................          85,962                89,040
OTHER NON-CURRENT LIABILITIES....................................              --                 1,009
                                                                     ------------          ------------
 Total liabilities...............................................         258,048               264,625
                                                                     ------------          ------------

MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value:
 authorized - 1,800 shares; issued and outstanding - 398 shares;
 liquidation preference:  $39,765................................          39,043                39,043
 Accrued preferred stock dividend, payable in kind...............           1,018                 2,181
                                                                     ------------          ------------
                                                                           40,061                41,224
                                                                     ------------          ------------

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $0.01 par value:
   Authorized - 15,000 shares: issued and outstanding - 8,877....          97,748                97,748
 Cumulative translation adjustment...............................            (687)                   42
 Accumulated deficit.............................................         (34,134)              (49,996)
                                                                     ------------          ------------
   Total stockholders' equity (deficit)..........................          62,297                47,794
                                                                     ------------          ------------
     Total liabilities, mandatorily-redeemable preferred stock
     and stockholders' equity (deficit)..........................    $    361,036          $    353,643
                                                                     ============          ============

  The accompanying notes are an integral part of these condensed consolidated statements

                     RIVER HOLDING CORP. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        AND COMPREHENSIVE INCOME (LOSS)

                            (Amounts in Thousands)


                                                                            Three Months Ended
                                                                       -----------------------------
                                                                          March 31,       March 31,
                                                                            2000            2001
                                                                       -------------    ------------
NET SALES............................................................  $      40,807    $     37,805
COST OF SALES........................................................         22,503          28,595
                                                                       -------------    ------------
 Gross Profit........................................................         18,304           9,210
                                                                       -------------    ------------
OPERATING EXPENSES:

 Selling, distribution, general & administrative.....................          9,263          12,521
 Amortization of goodwill............................................          2,104           3,236
 Research and development............................................            620             464
                                                                       -------------    ------------
                                                                              11,987          16,221
                                                                       -------------    ------------
   Income (loss) from operations.....................................          6,317          (7,011)

INTEREST EXPENSE AND OTHER...........................................          5,337           7,499
                                                                       -------------    ------------

 Net income (loss) before provision (benefit) for income taxes.......            980         (14,510)

PROVISION (BENEFIT) FOR INCOME TAXES.................................            482             188
                                                                       -------------    ------------

 Net income (loss)...................................................            498    $    (14,698)

OTHER COMPREHENSIVE INCOME (LOSS):
 Foreign currency translation gain...................................            206             728
                                                                       -------------    ------------
   Comprehensive income (loss).......................................  $         704    $    (13,970)
                                                                       =============    ============



  The accompanying notes are an integral part of these condensed consolidated statements.

                     RIVER HOLDING CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Amounts in Thousands)

                                                                                   Three Months Ended
                                                                                  --------------------
                                                                                  March 31,  March 31,
                                                                                    2000       2001
                                                                                  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..............................................................  $   498    $(14,698)
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities--
    Depreciation and amortization...............................................    4,433       5,877
    Amortization of deferred financing costs....................................      490         235
    Deferred taxes..............................................................      134          --
 Change in operating assets and liabilities:
    Accounts receivable.........................................................   (2,359)        936
    Inventories.................................................................   (1,290)      8,088
    Other current assets........................................................     (479)     (1,300)
    Other assets................................................................    2,604      (2,307)
    Accounts payable............................................................    1,119      (6,049)
    Accrued liabilities.........................................................    2,504       6,077
    Other current liabilities...................................................       --        (695)
    Other non-current liabilities...............................................       --       1,009
                                                                                 --------    --------
      Net cash provided by (used in) operating activities.......................    7,654      (2,827)
                                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.....................................   (3,702)     (1,139)
 Retirements of intangible assets...............................................       --       1,957
                                                                                 --------    --------
      Net cash (used in) provided by investing activities.......................   (3,702)        818

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to bank.............................................   (6,941)     (1,500)
 Proceeds from bank borrowings..................................................    3,500       7,736
 Additions of deferred financing costs..........................................       --         106
                                                                                 --------    --------
      Net cash (used in) provided by financing activities.......................   (3,441)      6,342

Effect of exchange rate changes on cash.........................................      206         729
                                                                                 --------    --------

NET INCREASE IN CASH............................................................      717       5,062

CASH, beginning of period.......................................................    2,917       3,530
                                                                                 --------    --------

CASH, end of period.............................................................  $ 3,634    $  8,592
                                                                                 ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:

   Interest.....................................................................  $ 2,312    $  2,282
                                                                                 ========    ========

NON-CASH FINANCING ACTIVITIES:

 Preferred dividends accrued or paid-in-kind....................................  $ 1,034    $  1,163
                                                                                 ========    ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                     RIVER HOLDING CORP. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001


1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by River Holding Corp. ("Holding") and Hudson Respiratory Care Inc. ("Hudson" or the "Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2000 and March 31, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although Holding believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with Holding's 2000 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be achieved for a full year. Holding has no operations apart from those conducted by its majority-owned subsidiary, Hudson.

Recent Accounting Pronouncements

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

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. Holding will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002, the Holding will cease recording amortization of goodwill which would increase income before taxes in 2002 by approximately $13.3 million (assuming current goodwill amounts and currency exchange rates). Other than ceasing the amortization of goodwill, Holding does not anticipate that the adoption of SFAS 142 will have a significant effect on its financial position or the results of our operations as the Company does not currently anticipate any impairment charges for existing goodwill.

     Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). Holding does not expect the adoption of SFAS 143 to have a material impact on Holding's financial condition and results of operations.

2.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):

                                                                December 31,          March 31,
                                                                    2000                 2001
                                                                ------------         ------------
Raw materials.................................................  $      8,134         $      7,785
Work-in-process...............................................         6,591                5,476
Finished goods................................................        29,885               23,262
                                                                ------------         ------------
                                                                $     44,610         $     36,523
                                                                ============         ============

3.   Bank Borrowings for Hudson Euro SarL. On March 21, 2001. The Company
     ------------------------------------
replaced its existing lending agreement denominated in Swedish krona with a new loan that allows for borrowings up to $19.1 million. The principal is amortized over 18 equal quarterly payments commencing June 30, 2001. Interest is based on the STIBOR rate + 0% to 1.65%, based on the outstanding balance of the loan. The loan is secured by Hudson Euro SarL a wholly-owned subsidiary of the Company and 100% owner of Hudson RCI AB, Hudson RCI UK Ltd. and Hudson France S.A.S.

4.   Subsequent Events. The Company was not in compliance with certain
     ------------------
restrictive covenants of the Credit Facility at June 30, 2001. Subsequently, the Company amended its Credit Facility covenants so that under the amended terms, the Company was in compliance as of June 30, 2001 and expects to remain in compliance throughout the term of the agreement. As part of the amendment (1) the Company's shareholders invested an additional $18 million, of which approximately $8.6 million was invested in April and May of 2001 (consisting of approximately $2.6 million of new cash investment and $6.0 million of exchanged indebtedness) and $9.5 million was invested in August of 2001 (consisting of $6.5 million of new cash investment and $3.0 million of exchanged indebtedness), and (2) interest rate margins increased.

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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                            (Amounts in Thousands)

                                                                    December 31,            March 31,
                                                                        2000                   2001
                                                                    ------------           ------------
CURRENT ASSETS:

 Cash.....................................................          $      3,530           $      8,592

 Accounts receivable, less allowance for doubtful
   accounts of $3,500 and $3,412 at December 31, 2000 and
   March 31, 2001, respectively...........................                28,307                 27,370
 Inventories..............................................                44,610                 36,523
 Other current assets.....................................                 1,832                  3,132
                                                                    ------------           ------------
   Total current assets...................................                78,279                 75,617
                                                                    ------------           ------------

PROPERTY, PLANT AND EQUIPMENT, net........................                49,425                 48,831
                                                                    ------------           ------------

OTHER ASSETS:

 Intangible assets, net...................................                67,573                 63,306
 Deferred financing costs, net............................                 9,587                  9,246
 Deferred tax asset.......................................                69,105                 69,105
 Other assets.............................................                 1,265                  3,572
                                                                    ------------           ------------
   Total other assets.....................................               147,530                145,229
                                                                    ------------           ------------
    Total assets..........................................          $    275,234           $    269,677
                                                                    ============           ============

  The accompanying notes are an integral part of these condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

                            (Amounts in Thousands)

                                                                     December 31,       March 31,
                                                                         2000              2001
                                                                     ------------      ------------
CURRENT LIABILITIES:
 Notes payable to bank.....................................          $     10,686      $     13,844
 Accounts payable..........................................                20,320            14,271
 Accrued liabilities.......................................                12,707            18,782
 Notes payable to affiliates...............................                 2,000             2,000
 Other current liabilities.................................                 3,007             2,313
                                                                     ------------      ------------
   Total current liabilities...............................                48,720            51,210
                                                                     ------------      ------------

NOTE PAYABLE TO AFFILIATE, net of current portion..........                 8,266             8,266
SENIOR SUBORDINATED NOTES PAYABLE..........................               115,000           115,000
NOTES PAYABLE TO BANK, net of current portion..............                85,962            89,040
Other non-current liabilities..............................                    --             1,009
                                                                     ------------      ------------
 Total liabilities.........................................               257,948           264,525
                                                                     ------------      ------------

MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value:
 suthorized - 1,800 shares; issued and outstanding - 398
 shares; liquidation preference:  $39,765..................                39,043            39,043
 Accrued preferred stock dividend, payable in kind.........                 1,018             2,181
                                                                     ------------      ------------
                                                                           40,061            41,224
                                                                     ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $0.01 par value:
   Authorized - 15,000 shares, issued and
      Outstanding - 10,397 at December 31, 2000 and March
       31, 2001............................................                98,158            98,158
 Cumulative translation adjustment.........................                (1,151)             (422)
 Accumulated deficit.......................................              (119,782)         (133,808)
                                                                     ------------      ------------
   Total stockholders' equity (deficit)....................               (22,775)          (36,072)
                                                                     ------------      ------------
    Total liabilities, mandatorily-redeemable preferred
    stock and stockholders' equity (deficit)...............          $    275,234      $    269,677
                                                                     ============      ============

  The accompanying notes are an integral part of these condensed consolidated statements

                     RIVER HOLDING CORP. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        AND COMPREHENSIVE INCOME (LOSS)

                            (Amounts in Thousands)

                                                                                                      Three Months Ended
                                                                                                  --------------------------
                                                                                                   March 31,       March 31,
                                                                                                     2000            2001
                                                                                                  ----------    ------------
NET SALES................................................................................         $  40,807     $    37,805
COST OF SALES............................................................................            22,503          28,595
                                                                                                  ---------     -----------
 Gross Profit............................................................................            18,304           9,775
                                                                                                  ---------     -----------
OPERATING EXPENSES:
 Selling, distribution, general & administrative.........................................             8,699     $    12,521
 Amortization of goodwill................................................................               833           1,966
 Research and development................................................................               620             464
                                                                                                  ---------     -----------
                                                                                                     10,152     $    14,951
                                                                                                  ---------     -----------
   Income (loss) from operations.........................................................             8,152          (5,176)

INTEREST EXPENSE AND OTHER...............................................................             5,337           7,499
                                                                                                  ---------     -----------

  Net income (loss) before (provision) benefit for income taxes..........................             2,815         (12,675)

                                                                                                      1,216             188
PROVISION (BENEFIT) FOR INCOME TAXES.....................................................         ---------     -----------

 Net income (loss).......................................................................         $   1,599     $   (12,863)

OTHER COMPREHENSIVE INCOME (LOSS):
 Foreign currency translation gain (loss)................................................               206             728
                                                                                                  ---------     -----------
   Comprehensive income (loss)...........................................................         $   1,805     $   (12,135)
                                                                                                  =========     ===========


 The accompanying notes are an integral part of these condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amount in Thousands)

                                                                                                      Three Months Ended
                                                                                      ----------------------------------------------
                                                                                        March 31,                      March 31,
                                                                                          2000                           2001
                                                                                      --------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..............................................................      $      1,599                    $   (12,863)
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities-
    Depreciation and amortization...............................................             2,598                          4,043
    Amortization of deferred financing costs....................................               490                            235
    Deferred taxes..............................................................               536                             --
 Change in operating assets and liabilities:
    Accounts receivable.........................................................            (2,359)                           936
    Inventories.................................................................            (1,290)                         8,088
    Other current assets........................................................              (479)                        (1,300)
    Other assets................................................................             2,604                         (2,307)
    Accounts payable............................................................             1,119                         (6,049)
    Accrued liabilities.........................................................             2,974                          6,077
    Other current liabilities...................................................              (138)                          (695)
    Other non-current liabilities...............................................                --                          1,009
      Net cash provided by (used in) operating activities.......................             7,654                         (2,827)
                                                                                      ------------                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.....................................            (3,702)                        (1,139)
 Retirements of intangible assets...............................................                --                          1,957
                                                                                      ------------                    -----------
      Net cash used in (provided by) investing activities.......................            (3,702)                           818

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to bank.............................................            (6,941)                        (1,500)
 Proceeds from bank borrowings..................................................             3,500                          7,736
 Additions of deferred financing costs..........................................                --                            106
                                                                                      ------------                    -----------
      Net cash provided by (used in) financing activities.......................            (3,441)                         6,342

Effect of exchange rate changes on cash.........................................               206                            729
                                                                                      ------------                    -----------
NET INCREASE IN CASH............................................................               717                          5,062

CASH, beginning of period.......................................................             2,917                          3,530
                                                                                      ------------                    -----------
CASH, end of period.............................................................      $      3,634                    $     8,592
                                                                                      ============                    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:

   Interest.....................................................................      $      2,312                    $     2,282
                                                                                      ============                    ===========
NON-CASH FINANCING ACTIVITIES:

 Preferred dividends accrued or paid-in-kind....................................      $      1,034                    $     1,163
                                                                                      ============                  =============


 The accompanying notes are an integral part of these condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001

1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by Hudson Respiratory Care Inc. (the "Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2000 and March 31, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 2000 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be achieved for a full year.

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

2.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):

                                                                December 31,       March 31,
                                                                    2000              2001
                                                                ------------      ------------
Raw materials.................................................  $      8,134      $      7,785
Work-in-process...............................................         6,591             5,476
Finished goods................................................        29,885            23,262
                                                                ------------      ------------
                                                                $     44,610      $     36,523
                                                                ============      ============

3.   Subsidiaries Guaranteeing Debt and Segment Data. The Company is the 100%
     -----------------------------------------------
owner of certain subsidiaries which do not guarantee the Company's senior subordinated notes and certain bank debt. The following tables disclose required consolidating financial information for guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                   As of March 31, 2001
                                                        ---------------------------------------------------------------------------
                                                           Guarantor         Non-Guarantor        Adjustments            Total
                                                        ---------------     ---------------     ---------------     ---------------
CURRENT ASSETS:
 Cash................................................   $           162     $         8,431     $            --     $         8,592
 Accounts receivable.................................            31,900               4,644              (9,174)             27,370
 Inventories.........................................            31,936               6,743              (2,156)             36,523
 Other current assets................................             6,048              48,983             (51,899)              3,132
                                                        ---------------     ---------------     ---------------     ---------------
   Total current assets..............................            70,045              68,800             (63,229)             75,617

PROPERTY, PLANT AND EQUIPMENT, NET...................            47,736               1,095                  --              48,831

OTHER ASSETS:
 Intangible assets, net..............................            27,018              36,288                  --              63,306
 Deferred financing costs, net.......................             9,246                  --                  --               9,246
 Deferred tax asset..................................            68,881                 224                  --              69,105
 Investment in non-guarantor subsidiaries............            29,245                  --             (29,245)                 --
 Other...............................................               398               3,174                  --               3,572
                                                        ---------------     ---------------     ---------------     ---------------
   Total other assets................................   $       134,788     $        39,686     $       (29,245)    $       145,229
                                                        ---------------     ---------------     ---------------     ---------------

                                                                252,569             109,582     $       (92,474)    $       269,677
                                                        ===============     ===============     ===============     ===============

CURRENT LIABILITIES:
 Notes payable to bank...............................            10,000               3,844                  --              13,844
 Accounts payable....................................            19,968               1,426              (7,123)             14,271
 Accrued liabilities.................................            12,918               5,864                  --              18,782
 Notes payable to affiliate..........................             2,000                  --                  --               2,000
 Other current liabilities...........................               900              21,348             (19,935)              2,313
                                                        ---------------     ---------------     ---------------     ---------------
   Total current liabilities.........................            45,786              32,482             (27,058)             51,210

OTHER LIABILITIES:
 Note payable to affiliate, net off current portion..                --               8,266                  --               8,266
 Notes payable to bank, net of current portion.......            73,000              16,040                  --              89,040
 Senior subordinated notes...........................           115,000                  --                  --             115,000
 Other non-current liabilities.......................                --               1,009                  --               1,009
                                                        ---------------     ---------------     ---------------     ---------------
   Total liabilities.................................           233,786              57,797             (27,058)            264,525

Mandatorily-redeemable preferred stock...............            41,224                  --                  --              41,224

STOCKHOLDERS' EQUITY (DEFICIT).......................           (22,441)             51,785             (65,416)            (36,072)
                                                        ---------------     ---------------     ---------------     ---------------
                                                        $       252,569     $       109,582     $       (92,474)    $       269,677
                                                        ===============     ===============     ===============     ===============

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET



                                                             As of December 31, 2000
                                            -----------------------------------------------------------
                                              Guarantor    Non-Guarantor     Adjustments        Total
                                            ------------   -------------     ------------     ---------
CURRENT ASSETS:
 Cash...................................       $    437        $  3,093         $     --      $  3,530
 Accounts receivable....................         32,665           4,395           (8,753)       28,307
 Inventories............................         38,703           7,973           (2,066)       44,610
 Other current assets...................          6,350          52,467          (56,985)        1,832
                                               --------        --------         --------      --------
   Total current assets.................         78,155          67,928          (67,804)       78,279

PROPERTY, PLANT
 AND EQUIPMENT, NET.....................         48,260           1,165               --        49,425

OTHER ASSETS:
 Intangible assets, net.................         27,719          39,854               --        67,573
 Deferred financing costs,  net.........          9,587              --               --         9,587
 Deferred tax asset.....................         68,881             224               --        69,105
 Investment in non-guarantor
  subsidiaries..........................         29,245              --          (29,245)           --
 Other..................................            294             971               --         1,265
                                               --------        --------         --------      --------
   Total other assets...................        135,726          41,049          (29,245)      147,530
                                               --------        --------         --------      --------
                                               $262,141        $110,142         $(97,049)     $275,234
                                               ========        ========         ========      ========

CURRENT LIABILITIES:
 Notes payable to bank..................       $  7,500        $  3,186                -      $ 10,686
 Accounts payable.......................         24,758           4,711           (9,149)       20,320
 Accrued liabilities....................          9,420           3,287               --        12,707
 Notes payable to affiliate.............          2,000              --               --         2,000
 Other current liabilities..............          1,242          22,764          (20,999)        3,007
                                               --------        --------         --------      --------
   Total current liabilities............         44,920          33,948          (30,148)       48,720

OTHER LIABILITIES:
 Note payable to affiliate, net of
  current portion.......................             --           8,266               --         8,266
 Notes payable to bank, net of current
  portion...............................         75,000          10,962               --        85,962
 Senior subordinated notes..............        115,000              --               --       115,000
 Other non-current liabilities...........             -           1,095           (1,095)           --
                                               --------        --------         --------      --------
   Total liabilities....................        234,920          54,271          (31,243)      257,948
                                               --------        --------         --------      --------
Mandatorily-redeemable preferred stock..         40,061              --               --        40,061

STOCKHOLDERS' EQUITY (DEFICIT)..........        (12,840)         55,871          (65,806)      (22,775)
                                               --------        --------         --------      --------
                                               $262,141        $110,142         $(97,049)     $275,234
                                               ========        ========         ========      ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                               Three Months Ended March 31, 2001
                                                   ---------------------------------------------------------------
                                                                     Non-
                                                     Guarantor     Guarantor         Adjustments        Total
                                                   -----------   -----------        -------------    -------------
NET SALES......................................        $35,192       $ 5,976              $(3,363)        $ 37,805
COST OF SALES..................................         27,400         3,201               (2,571)          28,030
                                                     ---------   -----------          -----------    -------------
 Gross Profit..................................          7,792         2,775                 (792)           9,775
OPERATING EXPENSES:
 Selling, distribution, general and
  administrative...............................         11,088         1,433                   --           12,521
 Goodwill amortization.........................            385         1,581                   --            1,966
 Research and development......................            215           249                   --              464
                                                     ---------   -----------          -----------    -------------
                                                        11,688         3,263                   --           14,951
                                                     ---------   -----------          -----------    -------------
 Loss from operations..........................         (3,896)         (488)                (792)          (5,176)
OTHER INCOME AND (EXPENSES):
 Interest and other expense....................          4,471           669                   --            5,140
 Other, net....................................            165         1,081                1,113            2,359
                                                     ---------   -----------          -----------    -------------
                                                         4,636         1,750                1,113            7,499
 Loss before provision for income taxes........         (8,532)       (2,238)              (1,905)         (12,675)
PROVISION FOR INCOME TAXES.....................             --           188                   --              188
                                                     ---------   -----------          -----------    -------------
Net Loss.......................................        $(8,532)      $(2,425)             $(1,905)        $(12,863)
                                                     =========   ===========          ===========    =============

                                                               Three Months Ended March 31, 2000
                                                   ------------------------------------------------------------
                                                                     Non-
                                                     Guarantor     Guarantor      Adjustments         Total
                                                   -----------    -----------    ------------    --------------
NET SALES......................................        $34,271        $8,850          $(2,314)          $40,807
COST OF SALES..................................         20,329         4,288           (2,114)           22,503
                                                   -----------    ----------       ----------    --------------
 Gross Profit..................................         13,942         4,562             (200)           18,304
OPERATING EXPENSES:
 Selling, distribution, general and
  administrative...............................          6,841         1,858               --             8,699
 Amortization of goodwill......................            299           534               --               833
 Research and development......................            281           339               --               620
                                                   -----------    ----------       ----------    --------------
                                                         7,421         2,731               --            10,152
                                                   -----------    ----------       ----------    --------------
 Income from operations........................          6,521         1,831             (200)            8,152
                                                   -----------    ----------       ----------    --------------
 INTEREST AND OTHER EXPENSE....................          4,552           785               --             5,337

 Income before provision for income taxes......          1,969         1,046             (200)            2,815
PROVISION FOR INCOME TAXES.....................            824           392               --             1,216
                                                   -----------    ----------       ----------    --------------
Net Income.....................................        $ 1,145        $  654          $  (200)          $ 1,599
                                                   ===========    ==========       ==========    ==============

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                          Three Months Ended March 31, 2001
                                                              -------------------------------------------------------
                                                                                         Non-
                                                                Guarantor             Guarantor             Total
                                                              -------------         -------------       -------------
Net cash provided by (used in) operating activities.......    $         200         $      (3,027)      $      (2,827)
Net cash provided by (used in) investing activities.......             (975)                1,900                 925
Net cash provided by financing activities.................              500                 5,736               6,236
Effect of exchange rate changes on cash...................               --                   728                 728
                                                              -------------         -------------       -------------
NET (DECREASE) INCREASE IN CASH...........................             (275)                5,337               5,062
CASH, beginning of period.................................              437                 3,093               3,530
CASH, end of period.......................................    $         162         $       8,431       $       8,592
                                                              =============         =============       =============

                                                                          Three Months Ended March 31, 2000
                                                              -------------------------------------------------------
                                                                                         Non-
                                                                Guarantor             Guarantor             Total
                                                              -------------         -------------       -------------
Net cash provided by operating activities.................    $       5,984         $       1,670       $       7,654
Net cash (used in) investing activities...................           (4,014)                  312              (3,702)
Net cash provided by financing activities.................           (2,100)               (1,341)             (3,441)
Effect of exchange rate changes on cash...................               (5)                  211                 206
                                                              -------------         -------------       -------------
NET INCREASE IN CASH......................................             (135)                  852                 717
CASH, beginning of period.................................              184                 2,733               2,917
                                                              -------------         -------------       -------------
CASH, end of period.......................................    $          49         $       3,585       $       3,634
                                                              =============         =============       =============

     The Company operates in two segments: North American operations (guarantor) and international operations (non-guarantor). The financial data of these two segments closely approximates the guarantor/non-guarantor information set forth above and, accordingly, separate segment data is not provided.

4.   Subsequent Events. The Company was not in compliance with certain
     -----------------
restrictive covenants of the Credit Facility at June 30, 2001. Subsequently, the Company amended its Credit Facility covenants so that under the amended terms, the Company was in compliance as of June 30, 2001 and expects to remain in compliance throughout the term of the agreement. As part of the amendment (1) the Company's shareholders invested an additional $18 million, of which approximately $8.6 million was invested in April and May of 2001 (consisting of approximately $2.6 million of new cash investment and $6.0 million of exchanged indebtedness) and $9.5 million was invested in August of 2001 (consisting of $6.5 million of new cash investments and $3.0 million of exchanged indebtedness), and (2) interest rate margins increased.

     In April, May and August of 2001, the Company issued for cash unsecured senior subordinated convertible notes to certain managers and shareholders in the amount of $15.1 million. The notes bear interest at 10% and are due in 2005. The interest may be paid or deferred to the due date at the option of the Company and the notes are convertible to common stock at the demand of the holder. Additionally, in August 2001 existing shareholders contributed $3.0 million in redeemable preferred stock of Holding (which Holding invested in preferred stock of the Company).

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

Recent Developments

     Beginning in April 2000, the company experienced disruption to its operations resulting from difficulties in the implementation of a new management information system. Consequently, the Company's financial results for the quarter ended March 31, 2001 reflect increased freight, distribution and general and administrative expenses related to the system implementation. The Company also experienced liquidity pressures beginning in the fourth quarter of 2000 due to such expense increases, delays in the collection of due receivables and unplanned increases in inventory related to difficulties in implementation and a lack of familiarity with the new system. Management has implemented a series of initiatives in 2001 designed to improve the Company's proficiency with the new management information system, decrease the Company's operating expenses, improve receivables collections and reduce inventory levels. Despite the disruption related to the system implementation, management believes it has generally maintained strong customer service levels and relationships.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.


                                                                                Three Month Period Ended
                                                                                       (unaudited)
                                                                            ---------------------------------
                                                                              March 31,           March 31,
                                                                                2000                 2001
                                                                            -------------        ------------
                                                                                      (in thousands)
Net sales.............................................................      $      40,807        $     37,805
Cost of sales.........................................................             22,503              28,031
                                                                            -------------        ------------
 Gross profit.........................................................             18,304               9,775
Selling expenses......................................................              3,819               4,933
Distribution expenses.................................................              1,472               2,777
General and administrative expenses...................................              3,408               4,868
Amortization of goodwill..............................................                833               1,966
Research and development expenses.....................................                620                 464
                                                                            -------------        ------------
Total operating expenses..............................................             10,152              14,954
                                                                            -------------        ------------
Operating income......................................................      $       8,152        $     (5,176)
                                                                            =============        ============

                                                                                Three Months Period Ended
                                                                                       (unaudited)
                                                                            ---------------------------------
                                                                              March 31,           March 31,
                                                                                2000                 2001
                                                                            -------------        ------------
Net sales.............................................................             100.0%              100.0%
Cost of sales.........................................................              55.1                74.1
                                                                            -------------        ------------
 Gross profit.........................................................              44.6                25.8
Selling expenses......................................................               9.4                12.7
Distribution expenses.................................................               3.6                 7.3
General and administrative expenses...................................               8.4                13.0
Amortization of goodwill..............................................               2.0                 5.2
Research and development expenses.....................................               1.5                 1.2
                                                                            -------------        ------------
Total operating expenses..............................................              24.9                39.5
                                                                            -------------        ------------
Operating income......................................................              20.0%              (13.7)%
                                                                            =============        ============

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Net sales, reported net of accrued rebates, were $37.8 million in the first quarter of 2001 as compared to $40.8 million in the first quarter of 2000. This represents a decrease of $3.0 million or 7.4%. Domestic hospital sales decreased by $5.6 million or 23.6% due to decreased demand at the hospital level, primarily the result of an extremely weak influenza season. Alternate site sales increased by $0.2 million or 3.5%. International sales decreased by $1.9 million or 18.6%, as demand internationally for the Hudson U.S. manufactured product was reduced due to the relative strength of the U.S. dollar. OEM sales declined by $0.5 million due to changes in purchasing patterns from some of its OEM customers and their reduced customer demand as the result of the weak influenza season. These declines were partially offset by $4.6 million in sales of the acquired Tyco SHERIDAN(R) endotracheal tube product line.

     The Company's gross profit for the first quarter of 2001 was $9.8 million, a decrease of $8.5 million or 46.4% from the first quarter of 2000. As a percentage of sales, the gross profit was 25.9% and 44.9% for the first quarter of 2001 and 2000, respectively. This decrease was primarily due to the recognition of inventory revalued as a result of the Tyco SHERIDAN(R) acquisition, increased shipping costs as a result of shipping difficulties caused by problems associated with the new management information system, underabsorption of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production and an unfavorable mix variance caused by higher sales of products at lower gross margins. In addition, certain non-recurring, unfavorable inventory adjustments occurred as a result of a lack of familiarity with the new management information system.

     Selling expenses were $4.8 million for the first quarter of 2001, a $1.0 million increase over the first quarter of 2000. This increase was due primarily to increases in staffing levels required to support additional product lines and costs associated with the France and U.K. sales offices established in fiscal 2000. As a percentage of net sales, selling expenses were 12.7% in the first quarter of 2001 as compared to 9.4% in the first quarter of 2000.

     Distribution expenses were $2.8 million for the first quarter of 2001, an increase of $1.3 million or 88.7 % over the first quarter of 2000. As a percentage of sales, distribution expenses increased to 7.4% in the first quarter of 2001 as compared to 3.6% in the first quarter of 2000. The increase is primarily the result of the increased cost of freight between the Company's distribution facilities, increased headcount to operate the new management information system and additional expenses related to the establishment of an expanded Temecula distribution facility.

     General and administrative expenses were $4.9 million in the first quarter of 2001, an increase of $1.5 million or 44.0% over the first quarter of 2000. This increase resulted primarily from increased staffing levels required to maintain acceptable customer service levels and operate the business with the new management information system. As a percentage of net sales, general and administrative expenses were 13.0% in the first quarter of 2001 as compared to 8.4% in the first quarter of 2000.

     Research and development expenses were $0.5 million for the first quarter of 2001, relatively unchanged from the expense of $0.6 million incurred in the first quarter 2000.

     Interest expense was $5.1 million for the first quarter of 2001, as compared to $3.6 million in the first quarter of 2000. The increase was due to higher debt levels as a result of the Tyco SHERIDAN(R) acquisition and increased borrowings for working capital.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations, borrowings under its working capital bank facility and historically, investments from shareholders. Cash provided by (used in) operations totaled $7.7 million and $(2.8) million in the first quarter of 2000 and 2001, respectively. The decrease from the first quarter of 2000 to the first quarter of 2001 is primarily attributable to increased interest expense due to higher debt levels and a decline in accounts payable. For the three months ended March 31, 2001, the Company reduced trade payables by approximately $6.0 million. The Company had operating working capital, excluding cash and short-term debt, of $36.8 million and $31.7 million as of the end of the first quarter of 2000 and 2001, respectively. Inventories were $25.3 million and $36.5 million as of the end of the first quarter of 2000 and 2001, respectively. During the first quarter of 2001, the Company reduced inventories by approximately $8.1 million. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $32.8 million and $27.3 million at March 31, 2000 and March 31, 2001, respectively. The Company typically offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase as the alternate site and international markets become a larger percentage of the Company's overall sales.

     During the three months ended March 31, 2000, net cash used in investing activities was $3.7 million, reflecting purchases of manufacturing equipment and a new management information system. During the three months ended March 31, 2001, net cash used in investing activities was $0.8 million, primarily reflecting purchases of manufacturing equipment. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2001 and 2002, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     During the three months ended March 31, 2000 and March 31, 2001, net cash provided by (used by) financing was $(3.4) million and $6.6 million, respectively, reflecting repayment of the Company's borrowings as well as borrowings made through Hudson RCI AB, the Company's Swedish subsidiary.

     On March 21, 2001, the Company replaced its existing lending agreement denominated in Swedish krona with a new loan that allows for borrowings up to $19.1 million. The principal is amortized over 18 equal quarterly payments commencing June 30, 2001. Interest is based on the STIBOR rate + 0% to 1.65%, based on the outstanding balance of the loan. The loan is secured by Hudson Euro SarL, a wholly-owned subsidiary of the company and 100% owner of Hudson RCI AB, Hudson RCI UK Ltd. and Hudson France S.A.S.

     As of March 31, 2001, The Company had outstanding $228.2 million of indebtedness, consisting of $115.0 million of Subordinated Notes, borrowings of $83.0 million under the Company's Credit Facility, $10.3 million in notes payable to affiliates and $14.1 million in outstanding borrowings under the bank facility of Hudson RCI AB.

     The Credit Facility currently consists of a $40.0 million Term Loan Facility and a $55.0 million Revolving Loan Facility of which up to $40.0 million (all of which has been borrowed and is outstanding) may be used for permitted acquisitions and up to $15 million (the "Working Capital Portion") may be used for general corporate purposes (other than acquisitions). The Revolving Loan Facility has a letter of credit sublimit of $7.5 million. As of January, 2001 the Company had fully utilized the Working Capital Portion of the Revolving Loan Facility. The Term Loan Facility matures on June 30, 2003 and, commencing June 30, 1999, requires quarterly principal installments totaling $3.0 million in 1999, $5.5 million in 2000, $7.5 million in 2001, $9.5 million in 2002 and $14.5 million in 2003. The Revolving Loan Facility matures on June 30, 2003. The interest rate under the Credit Facility is based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined) plus a margin during the period and for the applicable type of loan as follows:


                                                      Margin
                                             -----------------------
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

     Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (i) 75% (or 50% for years when the Company's ratio of Debt to EBITDA (as defined) is less than 5:1) of Excess Cash Flow (as defined),
(ii) 50% of the net cash proceeds of an equity issuance by Holding or the Company in connection with an initial public offering or 100% of the net cash proceeds of an equity issuance by Holding. Holding or the Company other than in connection with an initial public offering (subject in each case to certain exceptions), (iii) 100% of the net cash proceeds of the sale or other disposition of any properties or assets of Holding and its subsidiaries (subject to certain exceptions), (iv) 100% of the net proceeds of certain issuances of debt obligations of the Company and its subsidiaries and (v) 100% of the net proceeds from insurance recoveries and condemnations. The Revolving Loan Facility must be repaid upon payment in full of the Term Loan Facility.

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

     The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. Hudson RCI is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures (as defined), (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA test and (e) an interest coverage ratio. As of December 31, 2000, the Company was not in compliance with certain of these restrictive covenants. Subsequently, the Credit Facility has been amended and all non-compliance was waived.

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

     As of March 31, 2001, the Company had $10.3 million outstanding pursuant to unsecured promissory notes payable to affiliates of Freeman Spogli and Co., the Company's majority shareholder. The notes bear interest at 12.0% per annum and 14.0% per annum and mature in August 2006. Of these notes, $2.0 million require semiannual interest payments.

     The Company, through Hudson RCI AB, has incurred bank debt in Sweden (the "HRCI AB Facility") that totaled $14.1 million as of March 31, 2001. The HRCI AB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR plus 0.75% to 1.75% (4.884% to 5.884% at March 31, 2001), matures in December 2003, and is guaranteed by Steamer Holding AB, Hudson RCI AB's parent, and is secured by the common stock of Hudson RCI AB.

     The Company has issued to Holding 300,000 shares of its 11-1/2% Senior Exchangeable PIK Preferred Stock due 2010 with an aggregate liquidation preference of $30.0 million, which has terms and provisions materially similar to those of the 11 1/2% Senior Exchangeable PIK Preferred Stock due 2010 issued by Holding. At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

     As the result of a number of factors affecting the Company in fiscal 2000, management has taken numerous actions during 2001 including elimination of a distribution warehouse, elimination of non-essential management personnel, reduction in inventory levels, aggressive collection efforts of accounts receivable and other cost reduction measures as management deemed necessary to fund the operations of the Company, meet anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the Credit Facility. Management does not believe the restructuring charges referred to above will be material to the Company. In addition, existing shareholders and key management personnel contributed approximately $11.6 million in the form of convertible subordinated debt and equity in October 2000, April and May of 2001 and contributed an additional $3.5 million in convertible subordinated debt and $3.0 million in redeemable preferred stock of Holding (which Holding invested in preferred stock of the Company) in August of 2001 in order to improve the Company's liquidity position. Based on these actions, as well as anticipated improved operating performance, management believes it will have sufficient sources of liquidity to meet its obligations for a period of at least 18 months.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     There have been no material changes in the Company's market risk exposure from that reported in the Company's 10-K for the fiscal year ended December 31, 2000.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         RIVER HOLDING CORP.,
                         a Delaware corporation


September 21, 2001            By:    /s/ Patrick G. Yount
                                     --------------------
                              Patrick G. Yount
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal Financial
                               Officer)