Form 10-Q
period 2001-06-30
RIVER HOLDING CORP
filed 2001-09-21
CIK 1061892

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

                      Commission file number - 333-56135

                               ________________

                              RIVER HOLDING CORP.
            (Exact name of registrant as specified in its charter)

                               ________________


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

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I.     FINANCIAL INFORMATION

            Item 1.  Unaudited Condensed Consolidated Financial Statements of River Holding Corp.:

                     Unaudited Condensed Consolidated Balance Sheets as of December 31, 2000 and
                     June 30, 2001....................................................................................   1

                     Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
                     (Loss) for the Three and Six Months Ended June 30, 2000 and 2001.................................   3

                     Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                     Ended June 30, 2000 and 2001.....................................................................   4

                     Notes to Unaudited Condensed Consolidated Financial Statements...................................   5

                     Unadited Condensed Consolidated Financial Statements of Hudson Respiratory Care Inc.:

                     Unaudited Condensed Consolidated Balance Sheets as of December 31, 2000 and
                     June 30, 2001....................................................................................   7

                     Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
                     (Loss) for the Three and Six Months Ended June 30, 2000 and 2001.................................   9

                     Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                     Ended June 30, 2000 and 2001.....................................................................  10

                     Notes to Unaudited Condensed Consolidated Financial Statements...................................  11

            Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations............................................................................  18

            Item 3.  Quantitative and Qualitative Disclosures About Market Risks......................................  25

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                         QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings...................................................................  26

          Item 2.  Changes in Securities...............................................................  26

          Item 3.  Defaults Upon Senior Securities.....................................................  26

          Item 4.  Submission of Matters to a Vote of Security Holders.................................  26

          Item 5.  Other Information...................................................................  26

          Item 6.  Exhibits and Reports on Form 8-K....................................................  26

SIGNATURE..............................................................................................  27

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                            (Amounts in Thousands)

                                                                            December 31,        June 30,
                                                                                2000              2001
                                                                           -------------     --------------
   CURRENT ASSETS:

   Cash.................................................................    $     3,530       $      4,258
   Accounts receivable, less allowance for doubtful accounts of $3,500
      and $3,757 at December 31, 2000 and June 30, 2001, respectively...         28,307             28,718
   Inventories..........................................................         44,610             34,491
   Other current assets.................................................          2,165              2,236
                                                                           -------------     --------------
      Total current assets..............................................         78,612             69,703
                                                                           -------------     --------------

PROPERTY, PLANT AND EQUIPMENT, net......................................         59,030             56,224
                                                                           -------------     --------------

OTHER ASSETS:
   Deferred tax asset...................................................         11,502             11,515
   Deferred financing costs, net........................................          9,587              8,867
   Goodwill, net........................................................        201,116            192,272
   Other assets.........................................................          1,189              3,497
                                                                           -------------     --------------
      Total other assets................................................        223,394            216,151
                                                                           -------------     --------------
        Total assets....................................................    $   361,036       $    342,078
                                                                           =============     ==============

        The accompanying notes are an integral part of these condensed consolidated statements.

                     RIVER HOLDING CORP. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

                            (Amounts in Thousands)

                                                                            December 31,         June 30,
                                                                                2000               2001
                                                                           -------------      -------------
   CURRENT LIABILITIES:

   Notes payable to bank................................................    $    10,686        $    12,184
   Accounts payable.....................................................         20,420             11,867
   Accrued liabilities..................................................         12,707             12,737
   Note payable to affiliates...........................................          2,000              5,000
   Other current liabilities............................................          3,007              2,404
                                                                           -------------      -------------
      Total current liabilities.........................................         48,820             44,192
                                                                           -------------      -------------

NOTE PAYABLE TO AFFILIATE...............................................          8,266              8,717
SENIOR SUBORDINATED NOTES PAYABLE.......................................        115,000            115,000
NOTES PAYABLE TO BANK, net of current portion...........................         85,962             87,191
OTHER NON-CURRENT LIABILITIES...........................................             --                982
                                                                           -------------      -------------
   Total liabilities....................................................        258,048            256,082
                                                                           -------------      -------------

MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value:
   authorized- 1,800 shares; issued and outstanding at June 30, 2001-
   421 shares; liquidation preference: $42,052..........................         39,043             41,329
   Accrued preferred stock dividend, payable in kind....................          1,018              1,092
                                                                           -------------      -------------
                                                                                 40,061             42,421
                                                                           -------------      -------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, no par value:
      Authorized- 15,000 shares;  issued and
       outstanding- 8,877 and 8,883 at December 31, 2000 and June
       30, 2001, respectively...........................................         97,748             98,552
   Cumulative translation adjustment....................................           (687)             3,872
   Accumulated deficit..................................................        (34,134)           (58,849)
                                                                           -------------      -------------
      Total stockholders' equity (deficit)..............................         62,927             43,575
                                                                           -------------      -------------
        Total liabilities, mandatorily-redeemable preferred stock and
        stockholders' equity (deficit)..................................    $   361,036        $   342,078
                                                                           =============      =============

        The accompanying notes are an integral part of these condensed consolidated statements

                      RIVER HOLDING CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         AND COMPREHENSIVE INCOME (LOSS)

                             (Amounts in Thousands)

                                                         Three Months Ended        Six Months Ended
                                                        ---------------------    --------------------
                                                        June 30,     June 30,    June 30,    June 30,
                                                          2000         2001        2000        2001
                                                        --------     --------    --------    --------
NET SALES.............................................  $ 31,811     $ 40,801    $ 72,618    $ 78,606
COST OF SALES.........................................    14,825       25,525      37,328      54,121
                                                        --------     --------    --------    --------
   Gross Profit.......................................    16,986       15,276      35,290      24,485
                                                        --------     --------    --------    --------
OPERATING EXPENSES:

   Selling, distribution, general & administrative....    11,361       13,261      20,654      25,782
   Amortization of goodwill...........................     2,087        2,549       4,160       5,785
   Research and development...........................       629          436       1,249         901
                                                        --------     --------    --------    --------
                                                          14,077       16,246      26,063      32,468
                                                        --------     --------    --------    --------
      Income (loss) from operations...................     2,909         (970)      9,227      (7,983)

INTEREST EXPENSE AND OTHER............................     5,130        6,343      10,466      13,842
                                                        --------     --------    --------    --------

   Net loss before (benefit) provision for income
    taxes.............................................    (2,221)      (7,313)     (1,239)    (21,825)

(BENEFIT) PROVISION FOR INCOME TAXES..................      (735)         340        (253)        527
                                                        --------     --------    --------    --------

   Net Income (loss)..................................  $ (1,486)    $ (7,653)   $   (986)   $(22,352)

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation gain (loss) ..........        77        3,831         307       4,560
                                                        --------     --------    --------    --------

      Comprehensive loss..............................  $ (1,409)    $ (3,822)   $   (679)   $(17,792)
                                                        ========     ========    ========    ========


  The accompanying notes are an integral part of these condensed consolidated statements.

                     RIVER HOLDING CORP. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Amounts in Thousands)


                                                                                  Six Months Ended
                                                                             --------------------------
                                                                             June 30,          June 30,
                                                                               2000              2001
                                                                             --------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).....................................................    $   (986)      $   (22,352)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities-
        Depreciation and amortization....................................       8,980             9,649
        Amortization of deferred financing costs.........................         490               505
        Deferred taxes...................................................      (1,380)              (13)
   Change in operating assets and liabilities:
        Accounts receivable..............................................      (5,483)             (411)
        Inventories......................................................      (6,851)           10,120
        Other current assets.............................................       2,392               (71)
        Other assets.....................................................         135            (2,310)
        Accounts payable.................................................       2,376            (8,553)
        Accrued liabilities..............................................       3,365                30
        Other current liabilities........................................          --              (603)
        Other non-current liabilities....................................          --               981
                                                                             --------       -----------
           Net cash provided by (used in) operating activities...........       3,038           (13,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment............................      (5,755)           (2,464)
   Retirements of intangible assets......................................          --             4,464
                                                                             --------       -----------
           Net cash provided by (used in) investing activities...........      (5,755)            2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable to bank....................................      (1,500)           (3,500)
   Proceeds from bank borrowings.........................................       3,764             6,227
   Repayment of note payable to affiliate................................          --            (6,000)
   Proceeds from note payable to affiliate...............................          --             9,451
   Additions of deferred financing costs.................................          --               215
   Sale of common stock, net of issuance costs...........................          --               803
                                                                             --------       -----------
           Net cash provided by financing activities.....................       2,264             7,196

Effect of exchange rate changes on cash..................................         307             4,560
                                                                             --------       -----------

NET (DECREASE) INCREASE IN CASH..........................................        (146)              728

CASH, beginning of period................................................       2,917             3,530
                                                                             --------       -----------

CASH, end of period......................................................    $  2,771       $     4,258
                                                                             ========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:

      Interest...........................................................    $  6,700       $     7,693
                                                                             ========       ===========
NON-CASH FINANCING ACTIVITIES:

   Preferred dividends accrued or paid-in-kind...........................    $  2,118       $     2,361
                                                                             ========       ===========



  The accompanying notes are an integral part of these condensed consolidated statements.

                     RIVER HOLDING CORP. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001


1.   Financial Statements. The condensed consolidated financial statements
     --------------------
included herein have been prepared by River Holding Corp. ("Holding") and Hudson Respiratory Care Inc. ("Hudson" or the "Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2001, and the results of operations and cash flows for the three and six-month periods ended June 30, 2000 and 2001 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although Holding believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with Holding's 2000 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and six-month period ended June 30, 2001 are not necessarily indicative of the results to be achieved for a full year. Holding has no operations apart from those conducted by its majority-owned subsidiary, the Company and its subsidiaries

2.   Recent Accounting Pronouncements. In June 1998, the Financial Accounting
     --------------------------------
Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS No. 137 and SFAS No. 138, effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adoption was not material to the financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Holding will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. Holding will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002, Holding will cease recording amortization of goodwill which would increase income before taxes in 2002 by approximately $11.6 million (assuming current goodwill amounts and currency exchange rates). Other than ceasing the amortization of goodwill, Holding does not anticipate that the adoption of SFAS 142 will have a significant effect on Holding's financial position or the results of operations as Holding does not currently anticipate any impairment charges for existing goodwill.

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

3.   Inventories. Inventories consisted of the following (amounts in thousands):
     -----------


                                                  December 31,     June 30,
                                                     2000            2001
                                                  ------------    ----------

Raw materials.................................    $      8,134    $    7,090

Work-in-process...............................           6,591         5,161

Finished goods................................          29,885        22,240
                                                  ------------    ----------

                                                  $     44,610    $   34,491
                                                  ============    ==========



4.   Bank Borrowings by Hudson Euro SarL.
     -----------------------------------

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

5.   Subsequent Events.
     -----------------

     The Company was not in compliance with certain restrictive covenants of the Credit Facility at June 30, 2001. Subsequently, the Company amended its Credit Facility covenants so that under the amended terms, the Company was in compliance as of June 30, 2001 and expects to remain in compliance throughout the term of the agreement. As part of the amendment (1) the Company's shareholders invested an additional $18 million, of which approximately $8.6 million was invested in April and May of 2001 (consisting of approximately $2.6 million of new cash investment and $6.0 million of exchanged indebtedness) and $9.5 million was invested in August of 2001 (consisting of $6.5 million of new cash investment and $3.0 million of exchanged indebtedness), and (2) interest rate margins increased.

     In August 2001, the Company issued for cash unsecured senior subordinated convertible notes to certain managers and shareholders in the amount of $3,500,000. The notes bear interest at 10% and are due in 2005. The interest may be paid or deferred to the due date at the option of the Company and the notes are convertible to common stock at the demand of the holder. Additionally, in August 2001, the Company issued for $3,000,000 cash an additional 300,000 shares of redeemable preferred stock of Holding (which Holding invested in preferred stock of the Company).

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

               UNAUDITIED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                         (Dollar Amounts in Thousands)


                                                                         December 31,         June 30,
                                                                             2000               2001
                                                                        ----------------  -----------------
CURRENT ASSETS:

   Cash.................................................................    $     3,530        $     4,258

   Accounts receivable, less allowance for doubtful accounts of $3,500
      and $3,757 at December 31, 2000 and June 30, 2001, respectively...         28,307             28,718

   Inventories..........................................................         44,610             34,491
   Other current assets.................................................          1,832              1,903
                                                                          --------------     --------------
      Total current assets..............................................         78,279             69,370
                                                                          --------------     --------------

PROPERTY, PLANT AND EQUIPMENT, net......................................         49,425             47,749
                                                                          --------------     --------------

OTHER ASSETS:
   Intangible assets, net...............................................         67,573             61,268
   Deferred financing costs, net........................................          9,587              8,867
   Deferred tax asset...................................................         69,105             69,117
   Other assets.........................................................          1,265              3,575
                                                                          --------------     --------------
      Total other assets................................................        147,530            142,827
                                                                          --------------     --------------
        Total assets....................................................    $   275,234        $   259,946
                                                                          ==============     ==============

        The accompanying notes are an integral part of these condensed statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

                         (Dollar Amounts in Thousands)


                                                                         December 31,         June 30,
                                                                             2000               2001
                                                                        ----------------  -----------------
CURRENT LIABILITIES:

   Notes payable to bank................................................    $    10,686        $    12,184
   Accounts payable.....................................................         20,320             11,767
   Accrued liabilities..................................................         12,707             12,737
   Note payable to affiliates...........................................          2,000              5,000
   Other current liabilities............................................          3,007              2,404
                                                                          --------------     --------------
      Total current liabilities.........................................         48,720             44,092
                                                                          --------------     --------------

NOTE PAYABLE TO AFFILIATE, net of current portion.......................          8,266              8,717
SENIOR SUBORDINATED NOTES PAYABLE.......................................        115,000            115,000
NOTES PAYABLE TO BANK, net of current portion...........................         85,962             87,191
OTHER NON-CURRENT LIABILITIES...........................................             --                981
                                                                          --------------     --------------

   Total liabilities....................................................        257,948            255,981
                                                                          --------------     --------------
MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value:
   authorized- 1,800 shares; issued and outstanding- 421 shares;
   liquidation preference:  $40,610.....................................         39,043             41,329

   Accrued preferred stock dividend, payable in kind....................          1,018              1,092
                                                                          --------------     --------------
                                                                                 40,061             42,421
                                                                          --------------     --------------

STOCKHOLDERS' EQUITY (DEFICIT):

   Common stock, no par value:

      Authorized 15,000 shares; issued and
         Outstanding- 10,387 and 10,391 at December 31, 2000 and
      June 30, 2001, respectively.......................................         98,158             98,962

   Cumulative translation adjustment....................................         (1,151)             3,409

   Accumulated deficit..................................................       (119,782)          (140,827)
                                                                          --------------     --------------

      Total stockholders' equity (deficit)..............................        (22,775)           (38,456)
                                                                          --------------     --------------
        Total liabilities, mandatorily-redeemable preferred stock and
        stockholders' equity (deficit)..................................    $   275,234        $   259,946
                                                                          ==============     ==============

 The accompanying notes are an integral part of these condensed consolidated statements

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        AND COMPREHENSIVE INCOME (LOSS)

                         (Dollar Amounts in Thousands)

                                                         Three Months Ended             Six Months Ended
                                                     ----------------------------  --------------------------
                                                       June 30,       June 30,       June 30,      June 30,
                                                         2000           2001           2000          2001
                                                     ------------- --------------  ------------- ------------
NET SALES............................................  $  31,811     $  40,801      $   72,618   $   78,606
COST OF SALES........................................     14,825        24,961          37,328       52,991
                                                     ------------- --------------  ------------- -------------
  Gross Profit.......................................     16,986        15,840          35,290       25,615
                                                     ------------- --------------  ------------- -------------
OPERATING EXPENSES:

  Selling, distribution, general & administrative....     10,796        13,261          19,525       25,782
  Amortization of goodwill...........................        817         1,279           1,620        3,245
  Research and development...........................        629           436           1,249          901
                                                     ------------- --------------  ------------- -------------
                                                          12,242        14,976          22,394       29,928
                                                     ------------- --------------  ------------- -------------
    Income (loss) from operations...................       4,744           864          12,896       (4,313)


INTEREST EXPENSE AND OTHER...........................      5,130         6,343          10,467       13,842
                                                     ------------- --------------  ------------- -------------

  Net income (loss)  before benefit for income taxes.       (386)       (5,479)          2,429      (18,155)

PROVISION (BENEFIT) FOR INCOME TAXES.................         (1)          340           1,215          527
                                                     ------------- --------------  ------------- -------------

  Net Income (loss)..................................  $    (385)    $  (5,819)     $    1,214   $  (18,682)

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation gain (loss)...........        101         3,831             307        4,560
                                                     ------------- --------------  ------------- -------------

    Comprehensive income (loss)......................  $    (284)    $  (1,988)     $    1,521   $  (14,122)
                                                     ============= ==============  ============= =============

 The accompanying notes are an integral part of these condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Dollar Amounts in Thousands)

                                                                                  Six Months Ended
                                                                         -----------------------------------
                                                                             June 30,           June 30,
                                                                               2000               2001
                                                                         -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).....................................................     $     1,214       $   (18,682)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities-
        Depreciation and amortization....................................           5,310             5,979
        Amortization of deferred financing costs.........................             490               505
        Deferred taxes...................................................              88               (13)
   Change in operating assets and liabilities:
        Accounts receivable..............................................          (5,483)             (411)
        Inventories......................................................          (6,849)           10,120
        Other current assets.............................................           2,392               (71)
        Other assets.....................................................             135            (2,310)
        Accounts payable.................................................           2,376            (8,553)
        Accrued liabilities..............................................           3,452                30
        Other current liabilities........................................             (87)             (603)
        Other non-current liabilities....................................              --               981
                                                                           ---------------    --------------
           Net cash provided by (used in) operating activities...........           3,038           (13,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment............................          (5,755)           (2,464)
   Retirements of intangible assets......................................              --             4,464
                                                                           ---------------    --------------
           Net cash used in investing activities.........................          (5,755)            2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable to bank....................................          (1,500)           (3,500)
   Proceeds from bank borrowings.........................................           3,764             6,227
   Repayment of notes payable to affiliates..............................              --            (6,000)
   Proceeds from notes payable to affiliates.............................              --             9,451
   Additions of deferred financing costs.................................              --               215
   Sale of common stock, net of costs....................................              --               803
                                                                           ---------------    --------------
           Net cash provided by (used in) financing activities...........           2,264             7,196

Effect of exchange rate changes on cash..................................             307             4,560
                                                                           ---------------    --------------

NET (DECREASE) INCREASE IN CASH..........................................            (146)              728

CASH, beginning of period................................................           2,917             3,530
                                                                           ---------------    --------------

CASH, end of period......................................................     $     2,771       $     4,258
                                                                           ===============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:

      Interest...........................................................     $     6,187       $     7,693
                                                                           ===============    ==============

NON-CASH FINANCING ACTIVITIES:

   Preferred dividends accrued or paid-in-kind...........................     $     1,891       $     2,361
                                                                           ===============    ==============


  The accompanying notes are an integral part of these condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

1.   Financial Statements. The condensed consolidated financial statements
     --------------------
included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2001, and the results of operations and cash flows for the six-month periods ended June 30, 2000 and June 30, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 2000 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be achieved for a full year.

2.   Recent Accounting Pronouncements. In June 1998, the Financial Accounting
     --------------------------------
Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS No. 137 and SFAS No. 138, effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adoption was not material to the financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002, the Company will cease recording amortization of goodwill which would increase income before taxes in 2002 by approximately $6.5 million. Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations as the Company does not currently anticipate any impairment charges for existing goodwill.

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's financial condition and results of operations.

3.   Inventories. Inventories consisted of the following (amounts in thousands):
     -----------

                                                 December 31,       June 30,
                                                    2000              2001
                                                ------------    --------------

Raw materials.................................. $      8,134    $        7,090

Work-in-process................................        6,591             5,161

Finished goods.................................       29,885            22,240
                                                ------------    --------------
                                                $     44,610    $       34,491
                                                ============    ==============


4.   Subsidiaries Guaranteeing Debt and Segment Data. The Company is the 100%
     -----------------------------------------------
owner of certain subsidiaries that do not guarantee the Company's senior subordinated notes and certain bank debt. The following tables disclose required consolidating financial information for guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                                                                          As of June 30, 2001
                                                      ---------------------------------------------------------------
                                                        Guarantor      Non-Guarantor    Adjustments         Total
                                                      -------------   ---------------  -------------    -------------
CURRENT ASSETS:
   Cash...........................................    $       2,010    $        2,248  $          --    $       4,258
   Accounts receivable............................           34,923             5,492        (11,697)          28,718
   Inventories....................................           28,433             7,735         (1,677)          34,491
   Other current assets...........................            4,997            78,737        (81,831)           1,903
                                                      -------------    --------------  -------------    -------------
      Total current assets........................           70,363            94,212        (95,205)          69,370

PROPERTY, PLANT
   AND EQUIPMENT, NET.............................           46,654             1,095             --           47,749

OTHER ASSETS:
   Intangible assets, net.........................           26,627            34,641             --           61,268
   Deferred financing costs,  net.................            8,867                --             --            8,867
   Deferred tax asset.............................           68,881               236             --           69,117
   Investment in non-guarantor subsidiaries.......           29,245                --        (29,245)              --
   Other..........................................              380             3,195             --            3,575
                                                      -------------    --------------  -------------    -------------
      Total other assets..........................          134,000            38,072        (29,245)         142,827
                                                      -------------    --------------  -------------    -------------
                                                      $     251,017    $      133,379  $    (124,450)   $     259,946
                                                      =============    ==============  =============    =============

CURRENT LIABILITIES:
   Notes payable to bank..........................            8,500             3,684             --           12,184
   Accounts payable...............................           17,149             1,276         (6,658)          11,767
   Accrued liabilities............................           10,522             2,215             --           12,737
   Notes payable to affiliate.....................            5,000                --             --            5,000
   Other current liabilities......................              971            23,960        (22,527)           2,404
                                                      -------------    --------------  -------------    -------------
      Total current liabilities...................           42,142            31,135        (29,185)          44,092

OTHER LIABILITIES:
   Note payable to affiliate, net off current
      portion.....................................            6,451             2,266             --            8,717
   Notes payable to bank, net of current portion..           72,500            14,691             --           87,191
   Senior subordinated notes......................          115,000                --             --          115,000
   Other non-current liabilities..................               --               981             --              981
                                                      -------------    --------------  -------------    -------------
      Total liabilities...........................          236,093            49,073        (29,185)         255,981

Mandatorily-redeemable preferred stock............           42,421                --             --           42,421

STOCKHOLDERS' EQUITY (DEFICIT)....................          (27,497)           84,306        (95,265)         (38,456)
                                                      -------------    --------------  -------------    -------------
                                                      $     251,017    $      133,379  $    (124,450)   $     259,946
                                                      =============    ==============  =============    =============

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                                                                         As of December 31, 2000
                                                    -----------------------------------------------------------------
                                                       Guarantor       Non-Guarantor     Adjustments         Total
                                                    --------------    --------------    -------------    ------------
CURRENT ASSETS:
   Cash...........................................  $          437    $        3,093    $          --    $      3,530
   Accounts receivable............................          32,665             4,395           (8,753)         28,307
   Inventories....................................          38,703             7,973           (2,066)         44,610
   Other current assets...........................           6,350            52,467          (56,985)          1,832
                                                    --------------    --------------    -------------    ------------
      Total current assets........................          78,155            67,928          (67,804)         78,279


PROPERTY, PLANT
   AND EQUIPMENT, NET.............................          48,260             1,165               --          49,425

OTHER ASSETS:
   Intangible assets, net.........................          27,719            39,854               --          67,573
   Deferred financing costs,  net.................           9,587                --               --           9,587
   Deferred tax asset.............................          68,881               224               --          69,105
   Investment in non-guarantor subsidiaries.......          29,245                --          (29,245)             --
   Other..........................................             294               971               --           1,265
                                                    --------------    --------------    -------------    ------------

      Total other assets..........................         135,726            41.049          (29,245)        147,530
                                                    --------------    --------------    -------------    ------------

                                                    $      262,141    $      110,142    $     (97,049)   $    275,234
                                                    ==============    ==============    =============    ============

CURRENT LIABILITIES:
   Notes payable to bank..........................  $        7,500    $        3,186    $          --    $     10,686
   Accounts payable...............................          24,758             4,711           (9,149)         20,320
   Accrued liabilities............................           9,420             3,287               --          12,707
   Notes payable to affiliate.....................           2,000                --               --           2,000
   Other current liabilities......................           1,242            22,764          (20,999)          3,007
                                                    --------------    --------------    -------------    ------------
      Total current liabilities...................          44,920            33,948          (30,148)         48,720

OTHER LIABILITIES:
   Note payable to affiliate, net of current
      portion.....................................              --             8,266               --           8,266
   Notes payable to bank, net of current portion..          75,000            10,962               --          85,962
   Senior subordinated notes......................         115,000                --               --         115,000
   Other non-current liabilities..................              --             1,095           (1,095)             --
                                                    --------------    --------------    -------------    ------------
      Total liabilities...........................         234,920            54,271          (31,243)        257,948
                                                    --------------    --------------    -------------    ------------
Mandatorily-redeemable preferred stock............          40,061                --               --          40,061

STOCKHOLDERS' EQUITY (DEFICIT)....................         (12,840)           55,871          (65,806         (22,775)
                                                    --------------    --------------    -------------    ------------
                                                    $      262,141    $      110,142    $     (97,049)   $    275,234
                                                    ==============    ==============    =============    ============

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                           Three Months Ended June 30, 2001
                                                             -------------------------------------------------------------
                                                                                Non-
                                                              Guarantor       Guarantor      Adjustments         Total
                                                             ------------    -----------    -------------    -------------
NET SALES.................................................   $     37,026    $     7,033    $      (3,258)   $      40,801
COST OF SALES.............................................         24,724          3,734           (3,497)          24,961
                                                             ------------    -----------    -------------    -------------
   Gross Profit...........................................         12,302          3,299              239           15,840
OPERATING EXPENSES:
   Selling, distribution, general and administrative......         11,531          1,730               --           13,261
   Goodwill amortization..................................            385            894               --            1,279
   Research and development...............................            179            257               --              436
                                                             ------------    -----------    -------------    -------------
                                                                   12,095          2,881               --           14,976
                                                             ------------    -----------    -------------    -------------
   Income (loss) from operations..........................            207            418              239              864
                                                             ------------    -----------    -------------    -------------

   INTEREST AND OTHER EXPENSE.............................          4,949            425              969            6,343
                                                             ------------    -----------    -------------    -------------
   Income (loss) before provision (benefit) for income
      taxes...............................................         (4,742)            (7)            (730)          (5,479)
PROVISION (BENEFIT) FOR INCOME TAXES......................             --            340               --              340
                                                             ------------    -----------    -------------    -------------
Net Income (loss).........................................   $     (4,742)   $      (347)   $        (730)   $      (5,819)
                                                             ============    ===========    =============    =============



                                                                           Three Months Ended June 30, 2000
                                                             -------------------------------------------------------------
                                                                                Non-
                                                              Guarantor       Guarantor      Adjustments         Total
                                                             ------------    -----------    -------------    -------------
NET SALES.................................................   $     29,746    $     4,823    $      (2,758)   $      31,811
COST OF SALES.............................................         15,634          1,949           (2,758)          14,825
                                                             ------------    -----------    -------------    -------------
   Gross Profit...........................................         14,112          2,874               --           16,986
OPERATING EXPENSES:
   Selling, distribution, general and administrative......          9,211          1,585               --           10,796
   Amortization of goodwill...............................            329            488               --              817
   Research and development...............................            290            339               --              629
                                                             ------------    -----------    -------------    -------------
                                                                    9,830          2,412               --           12,242
                                                             ------------    -----------    -------------    -------------
   Income (loss) from operations..........................          4,282            462               --           4,744
                                                             ------------    -----------    -------------    -------------

   INTEREST AND OTHER EXPENSE.............................          4,598            532               --            5,130
                                                             ------------    -----------    -------------    -------------

   Income (loss) before provision (benefit) for income
      taxes...............................................           (316)           (70)              --             (386)
PROVISION (BENEFIT) FOR INCOME TAXES......................           (125)           124               --               (1)
                                                             ------------    -----------    -------------    -------------
Net Income (loss).........................................   $       (191)   $       194    $          --    $        (385)
                                                             ============    ===========    =============    =============

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                         Six Months Ended June 30, 2001
                                                             -------------------------------------------------------
                                                                              Non-
                                                               Guarantor    Guarantor    Adjustments       Total
                                                             ------------- ------------ -------------  -------------
NET SALES.................................................     $  72,219      $13,008      $ (6,621)     $  78,606
COST OF SALES.............................................        52,124        6,935        (6,068)        52,991
                                                              ------------  -----------  ------------  -------------
   Gross Profit...........................................        20,095        6,073          (553)        25,615
OPERATING EXPENSES:
   Selling, distribution, general and administrative......        22,619        3,163            --         25,782
   Amortization of goodwill...............................           770        2,475            --          3,245
   Research and development...............................           394          507            --            901
                                                              ------------  -----------  ------------  -------------
                                                                  23,783        6,145            --         29,928
                                                              ------------  -----------  ------------  -------------
   Income (loss) from operations..........................        (3,688)         (72)         (553)        (4,313)
                                                              ------------  -----------  ------------  -------------

   INTEREST AND OTHER EXPENSE.............................         9,585        2,175         2,082         13,842
                                                              ------------  -----------  ------------  -------------

   Income (loss) before provision (benefit) for income
      taxes...............................................       (13,273)      (2,247)       (2,635)       (18,155)
PROVISION (BENEFIT) FOR INCOME TAXES......................            --          527            --            527
                                                              ------------  -----------  ------------  -------------
Net Income (loss).........................................     $ (13,273)     $(2,774)     $ (2,635)     $ (18,682)
                                                              ============  ===========  ============  =============


                                                                         Six Months Ended June 30, 2000
                                                             -------------------------------------------------------
                                                                              Non-
                                                               Guarantor    Guarantor    Adjustments       Total
                                                             ------------- ------------ -------------  -------------
NET SALES.................................................     $  64,018      $13,672      $ (5,072)     $  72,618
COST OF SALES.............................................        35,963        6,237        (4,872)        37,328
                                                              ------------  -----------  ------------  -------------
   Gross Profit...........................................        28,055        7,435          (200)        35,290
OPERATING EXPENSES:
   Selling, distribution, general and administrative......        16,082        3,443            --         19,525
   Amortization of goodwill...............................           598        1,022            --          1,620
   Research and development...............................           572          677            --          1,249
                                                              ------------  -----------  ------------  -------------
                                                                  17,252        5,142            --         22,394
                                                              ------------  -----------  ------------  -------------
   Income from operations.................................        10,803        2,293          (200)        12,896
                                                              ------------  -----------  ------------  -------------

   INTEREST AND OTHER EXPENSE.............................         9,150        1,317            --         10,467

   Income  before provision for income taxes..............         1,653          976          (200)         2,429
PROVISION FOR INCOME TAXES................................           699          516            --          1,215
                                                              ------------  -----------  ------------  -------------
Net Income................................................     $     954      $   460      $   (200)     $   1,214
                                                              ============  ===========  ============  =============

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                     Six Months Ended June 30, 2001
                                                              ---------------------------------------------
                                                                                 Non-
                                                                 Guarantor    Guarantor            Total
                                                              -------------- --------------   -------------
Net cash used in operating activities.......................     $  (4,535)     $  (8,493)      $ (13,028)
Net cash provided by (used in) investing activities.........        (1,977)         3,977           2,000
Net cash provided by financing activities...................         3,735          3,461           7,196
Effect of exchange rate changes on cash.....................            --          4,560           4,560
                                                               -----------    ------------    -----------
NET (DECREASE) INCREASE IN CASH.............................        (2,777)         3,505             728
CASH, beginning of period...................................           437          3,093           3,530
CASH, end of period.........................................     $   2,010      $   2,248       $   4,258
                                                               ===========    ============    ===========


                                                                     Six Months Ended June 30, 2000
                                                              ---------------------------------------------
                                                                                 Non-
                                                                 Guarantor     Guarantor          Total
                                                              -------------- --------------   -------------
Net cash provided by (used in) operating activities.........     $    (350)     $   3,388       $   3,038
Net cash used in investing activities.......................        (3,708)        (2,047)         (5,755)
Net cash provided by (used in) financing activities.........         3,900         (1,636)          2,264
Effect of exchange rate changes on cash.....................            81            226             307
                                                               -------------  -------------   -------------
NET DECREASE IN CASH........................................           (77)           (69)           (146)
CASH, beginning of period...................................           184          2,733           2,917
                                                               -------------  -------------   -------------
CASH, end of period.........................................     $     107      $   2,664       $   2,771
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

5.       Subsequent Events.
         ------------------

         The Company was not in compliance with certain restrictive covenants of the Credit Facility at June 30, 2001. Subsequently, the Company amended its Credit Facility covenants so that under the amended terms, the Company was in compliance as of June 30, 2001 and expects to remain in compliance throughout the term of the agreement. As part of the amendment (1) the Company's shareholders invested an additional $18 million, of which approximately $8.6 million was invested in April and May of 2001 (consisting of approximately $2.6 million of new cash investment and $6.0 million of exchanged indebtedness) and $6.5 million was invested in August of 2001 (consisting of $6.5 million of new cash investment and $3.0 million of exchanged indebtedness), and (2) interest rate margins increased.

         In August 2001, the Company issued for cash unsecured senior subordinated convertible notes to certain managers and shareholders in the amount of $3,500,000. The notes bear interest at 10% and are due in 2005. The interest may be paid or deferred to the due date at the option of the Company and the notes are convertible to common stock at the demand of the holder. Additionally, in August 2001, the Company issued for $3,000,000 cash an additional 300,000 shares of redeemable preferred stock of Holding (which Holding invested in preferred stock of the Company).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As River Holding Corp. ("Holding") is a holding company with no operations, the following discussion relates to Hudson Respiratory Care Inc. (the "Company" or "Hudson RCI"). The following discussion or the Company's consolidated historical results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q.

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

Recent Developments

         Beginning in April 2000, the company experienced disruption to its operations resulting from difficulties in the implementation of a new management information system. Consequently, the Company's financial results for the quarter ended June 30, 2001 reflect increased freight, distribution, and general and administrative expenses related to the system implementation. The Company also experienced liquidity pressures beginning in the fourth quarter of 2000 due to such expense increases, delays in the collection of due receivables and unplanned increases in inventory related to difficulties in implementation and a lack of familiarity with the new system. Management has implemented a series of initiatives in 2001 designed to improve the Company's proficiency with the new management information system, decrease the Company's operating expenses, improve receivables collections and reduce inventory levels. Despite the disruption related to the system implementation, management believes it has generally maintained strong customer service levels and relationships.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.


                                                              Three Month Period Ended          Six Month Period Ended
                                                                    (unaudited)                       (unaudited)
                                                            -----------------------------     ----------------------------

                                                               June 30,       June 30,           June 30,      June 30,
                                                                 2000           2001               2000          2001
                                                            -------------  --------------     -------------  -------------
                                                                    (in thousands)                    (in thousands)

Net sales......................................             $      31,811  $       40,801     $      72,618  $      78,606
Cost of sales..................................                    14,825          24,961            37,328         52,991
                                                            -------------  --------------     -------------  -------------
   Gross profit................................                    16,986          15,840            35,290         25,615
Selling expenses...............................                     3,896           5,760             7,715         10,571
Distribution expenses..........................                     1,990           2,221             3,463          4,998
General and administrative expenses............                     4,910           5,280             8,347         10,213
Amortization of goodwill.......................                       817           1,279             1,620          3,245
Research and development expenses..............                       629             436             1,249            901
                                                            -------------  --------------     -------------  -------------
Total operating expenses.......................                    12,242          14,976            22,394         29,928
                                                            -------------  --------------     -------------  -------------
Operating income...............................             $       4,744  $          864     $      12,896  $      (4,313)
                                                            =============  ==============     =============  =============

                                                              Three Month Period Ended          Six Month Period Ended
                                                                    (unaudited)                       (unaudited)
                                                            -----------------------------     ----------------------------
                                                               June 30,       June 30,           June 30,       June 30,
                                                                 2000           2001               2000           2001
                                                            -------------  --------------     -------------  -------------

Net sales......................................                     100.0%          100.0%            100.0%         100.0%
Cost of sales..................................                      46.6            61.2              51.4           67.4
                                                            -------------  --------------     -------------  -------------
   Gross profit................................                      53.4            38.8              48.6           32.6
Selling expenses...............................                      12.2            14.1              10.6           13.4
Distribution expenses..........................                       6.3             5.4               4.8            6.4
General and administrative expenses............                      15.4            12.9              11.5           13.0
Amortization of goodwill.......................                       2.6             3.1               2.2            4.1
Research and development expenses..............                       2.0             1.1               1.7            1.1
                                                            -------------  --------------     -------------  -------------
Total operating expenses.......................                      38.5            36.7              30.8           38.1
                                                            -------------  --------------     -------------  -------------
Operating income...............................                      14.9%            2.1%             17.8%          (5.5)%
                                                            -------------  --------------     -------------  -------------

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Net sales, reported net of accrued rebates, were $40.8 million in the second quarter of 2001 as compared to $31.8 million in the second quarter of 2000, an increase of $9.0 million or 28.3%. Domestic hospital sales increased by $2.6 million or 12.7% due to shipping difficulties encountered in the second quarter of 2000 relating to the implementation of the new management information system. Additionally, sales in the second quarter of 2001 reflect sales of the acquired SHERIDAN(R) product line. Alternate site sales increased by $1.0 million or 19.3%, the result of shipping difficulties associated with the new management information system in the second quarter of 2000. International sales increased by $4.9 million or 102%, the result of shipping difficulties associated with the new management information system in the second quarter of 2000, as well as sales of the acquired SHERIDAN(R) product line. OEM sales increased by $0.5 million due to changes in purchasing patterns from some of its OEM customers.

     The Company's gross profit for the second quarter of 2001 was $15.8 million, a decrease of $1.1 million or 6.7% from the second quarter of 2000. As a percentage of sales, gross profit was 38.8% and 53.4% for the second quarter of 2001 and 2000, respectively. This decrease was primarily due to the recognition of inventory revalued as a result of the Tyco SHERIDAN(R) acquisition, increased shipping costs as a result of shipping difficulties caused by problems associated with the new management information system, underabsorption of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production and an unfavorable mix variance caused by higher sales of products with lower gross margins.

     Selling expenses were $5.8 million for the second quarter of 2001, a $1.9 million increase over the second quarter of 2000. This increase was due primarily to increases in staffing levels required to support additional product lines and costs associated with the France and U.K. sales offices established in fiscal 2000. As a percentage of net sales, selling expenses were 14.1% in the second quarter of 2001 as compared to 12.2% in the second quarter of 2000.

     Distribution expenses were $2.2 million for the second quarter of 2001, an increase of $0.2 million or 11.5% over the second quarter of 2000. As a percentage of sales, distribution expenses decreased to 5.4% in the second quarter of 2001 as compared to 6.3% in the second quarter of 2000. The increase is primarily the result of the increased cost of freight between the Company's distribution facilities, increased headcount to operate the new management information system and additional expenses related to the establishment of an expanded Temecula distribution facility. However, this increase would have been greater if not offset by high levels of overtime in the second quarter of 2000, the result of difficulties with the implementation and lack of experience with the new management information system.

     General and administrative expenses were $5.3 million in the second quarter of 2001, an increase of $0.4 million or 7.5% over the second quarter of 2000. This increase resulted primarily from increased staffing levels required to maintain acceptable customer service levels and operate the business with the new management information system. As a percentage of net sales, general and administrative expenses were 12.9% in the second quarter of 2001 as compared to 15.4% in the second quarter of 2000.

     Research and development expenses were $0.4 million for the second quarter of 2001, a decrease of $0.2 million from the second quarter of 2000.

     Interest expense and other was $6.3 million for the second quarter of 2001, as compared to $5.1 million in the second quarter of 2000. The increase was due to higher debt levels as a result of the Tyco SHERIDAN(R) acquisition and increased borrowings for working capital requirements.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Net sales, reported net of accrued rebates, were $78.6 million in the first six months of 2001 as compared to $72.6 million in the first six months of 2000, representing an increase of $6.0 million or 8.2%. Domestic hospital sales were $45.4 million for the first six months of 2001, a decrease of $0.1 million or 0.3% from the first six months of 2000. Shipping difficulties in the second quarter of 2000 and sales in 2001 of the SHERIDAN(R) product line, acquired in the fourth quarter of 2000, were offset by a weak influenza season in early 2001. Alternate site sales increased by $1.2 million or 10.9%, the result of shipping difficulties in the second quarter of 2000 relating the implementation of the management information system. International sales increased by $4.9 million or 36.9%, the result of 2001 sales of SHERIDAN products as well as the shipping difficulties seen in the second quarter of 2000. OEM sales were $2.4 million in the first six months of 2001, unchanged from the first six months of 2000.

     The Company's gross profit for the first six months of 2001 was $25.6 million, a decrease of $9.7 million or 27.4% from the first six months of 2000. As a percentage of sales, the gross profit was 32.6% and 48.0% for the first six months of 2001 and 2000, respectively. This decrease was primarily due to the recognition of inventory revalued as a result of the Tyco SHERIDAN(R) acquisition, increased shipping costs as a result of shipping difficulties caused by problems associated with the new management information system, underabsorption of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production, and an unfavorable mix variance caused by higher sales of products with lower gross margins. In addition, certain non-recurring, unfavorable inventory adjustments occurred in the first quarter of 2001 as a result of a lack of familiarity with the new management information system.

     Selling expenses were $10.6 million for the first six months of 2001, a $2.9 million increase over the first six months of 2000. This increase was due primarily to increases in staffing levels required to support additional product lines and costs associated with the France and U.K. sales offices established in fiscal 2000. As a percentage of net sales, selling expenses were 13.4% in the first six months of 2001 as compared to 10.6% in the first six months of 2000.

     Distribution expenses were $5.0 million for the first six months of 2001, an increase of $1.5 million or 44.3% over the first six months of 2000. As a percentage of sales, distribution expenses increased to 6.4% in the first six months of 2001 as compared to 4.8% in the first six months of 2000. The increase is primarily the result of the increased cost of freight between the Company's distribution facilities, increased headcount to operate the new management information system and additional expenses related to the establishment of an expanded Temecula distribution facility.

     General and administrative expenses were $10.2 million in the first six months of 2001, an increase of $1.9 million or 22.4% over the first six months of 2000. This increase resulted primarily from increased staffing levels required to maintain acceptable customer service levels and operate the business with the new management information system. As a percentage of net sales, general and administrative expenses were 13.0% in the first six months of 2001 as compared to 11.5% in the first six months of 2000.

     Research and development expenses were $0.9 million for the first six months of 2001, a decrease of $0.3 from the first six months 2000.

     Interest expense was $13.8 million for the first six months of 2001, as compared to $10.4 million in the first six months of 2000. The increase was due to higher debt levels as a result of the Tyco SHERIDAN(R) acquisition and increased borrowings for working capital.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations, borrowings under its working capital bank facility and historically, investments from shareholders. Cash provided by (used in) operations totaled $3.0 million and $(13.0) million in the first six months of 2000 and 2001, respectively. The decrease from the second quarter of 2000 to the second quarter of 2001 is primarily attributable to decreased operating income, increased interest expense due to higher debt levels and a decline in accounts payable. For the three months ended June 30, 2001, the Company reduced trade payables by approximately $8.6 million. This was partially offset by a $10.1 million reduction in inventories. The Company had operating working capital, excluding cash and short-term debt, of $38.7 million and $38.2 million as of December 31, 2000 and June 30, 2001, respectively. Inventories were $44.6 million and $34.5 million as of December 31, 2000 and June 30, 2001, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $28.3 million and $28.7 million at December 31, 2000 and June 30, 2001, respectively. The Company typically offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase as the alternate site and international markets become a larger percentage of the Company's overall sales.

     During the six months ended June 30, 2001, net cash provided by investing activities was $2.0 million, reflecting purchases of manufacturing equipment, offset by exchange losses from foreign affiliates. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2001 and 2002, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     During the six months ended June 30, 2001, net cash provided by financing was $7.2 million, reflecting principally additions of notes payable to affiliates and additional bank borrowings, in each case net of repayments. This was somewhat offset by repayment of certain notes payable to affiliates.

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

     As of June 30, 2001, The Company had outstanding $228.0 million of indebtedness, consisting of $115.0 million of Subordinated Notes, borrowings of $81.0 million under the Company's Credit Facility, $13.7 million in notes payable to affiliates and $18.4 million in outstanding borrowings under the bank facility of Hudson RCI AB.

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


                                                  Margin
                                                  ----------------
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

     The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. Hudson RCI is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures (as defined), (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA test and (e) an interest coverage ratio. As of December 31, 2000, the Company was not in compliance with certain of these restrictive covenants. Subsequently, the Credit Facility has been amended and all non-compliance was cured.

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

     As of June 30, 2001, the Company had $10.3 million outstanding pursuant to unsecured promissory notes payable to affiliates of Freeman Spogli, the Company's majority shareholder. The notes bear interest at 12.0% per annum to 14.0% per annum, mature in August 2006. Of these notes, $2.0 million require semiannual interest payments.

     The Company, through Hudson RCI AB, has incurred bank debt in Sweden (the "HRCI AB Facility") that totaled $14.1 million as of June 30, 2001. The HRCI AB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR plus 0.75% to 1.75% (4.884% to 5.884% at June 30, 2001), matures in
December 2003, and is guaranteed by Steamer Holding AB, Hudson RCI AB's parent, and is secured by the common stock of Hudson RCI AB.

     The Company has issued to Holding 300,000 shares of its 11-1/2% Senior Exchangeable PIK Preferred Stock due 2010 with an initial aggregate liquidation preference of $30.0 million, which has terms and provisions materially similar to those of the 11 1/2% Senior Exchangeable PIK Preferred Stock due 2010 issued by Holding. At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

     As the result of a number of factors affecting the Company in fiscal 2000, management has taken numerous actions during 2001 including elimination of a distribution warehouse, elimination of non-essential management personnel, reduction in inventory levels, aggressive collection efforts of accounts receivable and other cost reduction measures as management deemed necessary to fund the operations of the Company, meet anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the Credit Facility. Management does not believe the restructuring charges referred to above will be material to the Company. In addition, existing shareholders and key management personnel contributed approximately $14.9 million in the form of convertible subordinated debt and equity in October 2000, April, May and August of 2001 and contributed an additional $3.0 million in redeemable preferred stock of Holding (which Holding will invest in preferred stock of the Company) in August of 2001, in order to improve the Company's liquidity position. Based on these actions, as well as anticipated improved operating performance, management believes it will have sufficient sources of liquidity to meet its obligations for a period of at least 18 months.

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

         Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. Holding will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 Holding will cease recording amortization of goodwill which would increase income before taxes in 2002 by approximately $11.6 million. Other than ceasing the amortization of goodwill, Holding does not anticipate that the adoption of SFAS 142 will have a significant effect on Holding's financial position or the results of operations as Holding does not currently anticipate any impairment charges for existing goodwill.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There have been no material changes in Holding's market risk exposure from that reported in Holding's 10-K for the fiscal year ended December 31, 2000.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     On April 17, 2001, Holding sold 7,501 shares of its common stock, as adjusted, to Jerry Burns for total cash consideration to Holding of $75,010, and sold 2,501 shares of its common stock, as adjusted, to Paul Vallina for total cash consideration to Holding of $25,010; each sale was made pursuant to Holding's 1998 Employee Stock Subscription Plan.

     The issuances of common stock referenced above were exempt from registration as issuances made pursuant to a compensatory benefit plan under Rule 701 of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         4.3 (1)  Form of Senior Subordinated Convertible Promissory Note Due
                  2005.

         4.4 (1) Certificate of Determination of Preferences of 12% Junior Convertible Cumulative Preferred Stock of the Company.

        10.19 (1) Subordination Agreement dated as of April 17, 2001 among the Company, FS Equity partners IV, L.P., Bankers Trust Company and the Subordinated Creditors party thereto.

        10.20 (1) Amendment No. 5 to and Limited Waiver of Certain Provisions of the Credit Agreement dated as of July 30, 2001 among the Company, Holding and the lenders party thereto.

     (b) Reports on Form 8-K

         None.
______________________

         (1) Incorporated by reference to the exhibit designated by the same number in the form 10-Q filed by the Company for the quarter ended June 30, 2001 (File No.: 333-56097).

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