Form 10-Q
period 2002-03-31
RIVER HOLDING CORP
filed 2002-07-10
CIK 1061892

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                       Commission file number - 333-56135

                              ____________________

                               RIVER HOLDING CORP.
             (Exact name of registrant as specified in its charter)
                              ____________________

             Delaware                                          95-4674065
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

      599 Lexington Ave, 18/th/ Floor                              10022
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

      The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the company outstanding) was 9,144,293 on June 28, 2002.

================================================================================

                      RIVER HOLDING CORP. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----

PART I        FINANCIAL INFORMATION
              Item 1.  Unaudited Condensed Consolidated Financial Statements of River Holding Corp.:

                       Unaudited Condensed Consolidated Balance Sheets as of March 31, 2002 and
                       December 31, 2001 ......................................................................    1

                       Unaudited Condensed Consolidated Statements of Operations for the Three Months
                       Ended March 31, 2002 and March 31, 2001 ................................................    3

                       Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
                       Ended March 31, 2002 and March 31, 2001 ................................................    4

                       Notes to Unaudited Condensed Consolidated Financial Statements                              5

                       Unaudited Condensed Consolidated Financial Statements of Hudson Respiratory Care Inc.:

                       Unaudited Condensed Consolidated Balance Sheets as of March 31, 2002 and
                       December 31, 2001 .................................. ...................................   12

                       Unaudited Condensed Consolidated Statements of Operations for the Three Months
                       Ended March 31, 2002 and March 31, 2001 ................................................   14

                       Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
                       Ended March 31, 2002 and March 31, 2001 ................................................   15

                       Notes to Unaudited Condensed Consolidated Financial Statements .........................   16

              Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                       Operations .............................................................................   23

              Item 3.  Quantitative and Qualitative Disclosures About Market Risks ............................   31

PART II.      OTHER INFORMATION

              Item 1.  Legal Proceedings ......................................................................   32

              Item 2.  Changes in Securities ..................................................................   32

              Item 3.  Defaults Upon Senior Securities ........................................................   32

              Item 4.  Submission of Matters to a Vote of Security Holders ....................................   32

              Item 5.  Other Information ......................................................................   32

              Item 6.  Exhibits and Reports on Form 8-K .......................................................   32

SIGNATURE .....................................................................................................   33

                      RIVER HOLDING CORP. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (amounts in thousands)

                                                                               March 31,        December 31,
                                                                                 2002              2001
                                                                              -----------       -----------
CURRENT ASSETS:
     Cash ..................................................................  $     6,230       $     7,085
     Accounts receivable, less allowance for doubtful accounts of
       $1,951 and $1,801 at March 31, 2002 and December 31, 2001,
       respectively ........................................................       21,399            19,287
     Inventories ...........................................................       23,757            25,218
     Other current assets ..................................................        2,060             1,265
                                                                              -----------       -----------
        Total current assets ...............................................       53,446            52,855

PROPERTY, PLANT AND EQUIPMENT, net .........................................       51,963            53,613

OTHER ASSETS:
     Goodwill, net of accumulated amortization of $18,357 ..................       29,141            28,498
     Deferred financing costs, net of accumulated amortization of
       $6,417 and $5,984 at March 31, 2002 and December 31, 2001,
       respectively ........................................................        7,880             8,316
     Other assets ..........................................................          949               823
                                                                              -----------       -----------
        Total other assets .................................................       37,970            37,637

             Total assets ..................................................  $   143,379       $   144,105
                                                                              ===========       ===========

            See notes to unaudited consolidated financial statements

                      RIVER HOLDING CORP. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

               LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' DEFICIT

                (amounts in thousands, except per share amounts)

                                                                             March 31,       December 31,
                                                                               2002              2001
                                                                            -----------      ------------
CURRENT LIABILITIES:
 Notes payable to bank .................................................    $    21,306       $    20,680
 Accounts payable ......................................................         11,149            14,943
 Accrued liabilities ...................................................         21,344            17,520
                                                                            -----------       -----------
   Total current liabilities ...........................................         53,799            53,143

NOTE PAYABLE TO AFFILIATE, net of current portion ......................         17,217            17,217

SENIOR SUBORDINATED NOTES PAYABLE ......................................        115,000           115,000

NOTES PAYABLE TO BANK, net of current portion ..........................         71,450            73,250

OTHER NON-CURRENT LIABILITIES ..........................................          1,370             1,187
                                                                            -----------       -----------

   Total liabilities ...................................................        258,836           259,797
                                                                            -----------       -----------

 MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value:
     Authorized- 1,800 shares; issued and outstanding- 445 shares;
     liquidation preference:  $44,474 ..................................         43,880            43,847
 Accrued preferred stock dividend, payable in kind .....................          2,421             1,142
                                                                            -----------       -----------
                                                                                 46,301            44,989

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $0.01 par value:
     Authorized- 15,000 shares, issued and Outstanding- 9,144 ..........         97,848            97,848
 Junior preferred stock, $0.01 par value; 6 shares authorized; 3 shares
     outstanding                                                                  3,228             3,137
 Cumulative translation adjustment .....................................            179              (234)
 Accumulated deficit ...................................................       (263,013)         (261,432)
                                                                            -----------       -----------
   Total stockholders' deficit .........................................       (161,758)         (160,681)
                                                                            -----------       -----------

           Total liabilities, mandatorily-redeemable preferred stock
              and stockholders' deficit ................................    $   143,379       $   144,105
                                                                            ===========       ===========

            See notes to unaudited consolidated financial statements

                      RIVER HOLDING CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (amounts in thousands)

                                                                                  Three Months Ended
                                                                              -----------------------------
                                                                               March 31,         March 31,
                                                                                 2002              2001
                                                                              -----------       -----------
NET SALES ................................................................    $    42,985       $    37,805
COST OF SALES ............................................................         25,490            28,595
                                                                              -----------       -----------
    Gross Profit .........................................................         17,495             9,210
OPERATING EXPENSES:
   Selling, distribution, general & administrative .......................         11,822            12,521
   Amortization of goodwill ..............................................             --             3,236
   Research and development ..............................................            597               464
                                                                              -----------       -----------
                                                                                   12,419            16,221
                                                                              -----------       -----------
      Income (loss) from operations ......................................          5,076            (7,011)
                                                                              -----------       -----------

INTEREST EXPENSE AND OTHER ...............................................          4,863             7,499
                                                                              -----------       -----------

      Net income (loss) before provision for income taxes ................            213           (14,510)
                                                                              -----------       -----------

PROVISION FOR INCOME TAXES ...............................................            424               188
                                                                              -----------       -----------

      Net loss ...........................................................    $      (211)      $   (14,698)
                                                                              ===========       ===========
OTHER COMPREHENSIVE INCOME:
    Foreign currency translation gain ....................................            413               728
                                                                              -----------       -----------

      Comprehensive income (loss) ........................................    $       202       $   (13,970)
                                                                              ===========       ===========

            See notes to unaudited consolidated financial statements

                      RIVER HOLDING CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (amount in thousands)

                                                                                   Three Months Ended
                                                                              ----------------------------
                                                                               March 31,         March 31,
                                                                                 2002              2001
                                                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ................................................................  $      (211)      $   (14,698)
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities-
        Depreciation and amortization ......................................        2,954             5,877
        Amortization of deferred financing costs ...........................          436               235
        Provision for bad debts ............................................          150                --
        Loss on disposal of equipment ......................................          632                --
   Change in operating assets and liabilities:
        Accounts receivable ................................................       (2,139)              936
        Inventories ........................................................        1,599             8,088
        Other current assets ...............................................         (263)           (1,300)
        Other assets .......................................................         (192)           (2,307)
        Accounts payable ...................................................       (4,137)           (6,049)
        Accrued liabilities ................................................        2,914             5,382
        Other non-current liabilities ......................................          819             1,009
                                                                              -----------       -----------
           Net cash provided by (used in) operating activities .............        2,562            (2,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ..............................       (1,911)           (1,139)
   Retirements of intangible assets ........................................           --             1,957
                                                                              -----------       -----------
           Net cash (used in) provided by investing activities .............       (1,911)              818

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable to bank ......................................       (1,546)           (1,500)
   Proceeds from bank borrowings ...........................................           --             7,736
   Additions of deferred financing costs ...................................           --               106
                                                                              -----------       -----------
           Net cash (used in) provided by financing activities .............       (1,546)            6,342

   Effect of exchange rate changes on cash .................................           40               729
                                                                              -----------       -----------

NET (DECREASE) INCREASE IN CASH ............................................         (855)            5,062
                                                                              -----------       -----------

CASH, beginning of period ..................................................        7,085             3,530
                                                                              -----------       -----------

CASH, end of period ........................................................  $     6,230       $     8,592
                                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:

      Interest .............................................................  $     1,542       $     2,282
                                                                              ===========       ===========

      Income taxes .........................................................  $     1,580       $        28
                                                                              ===========       ===========
NON-CASH FINANCING ACTIVITIES:

      Preferred dividends accrued or paid-in-kind ..........................  $     1,267       $     1,163
                                                                              ===========       ===========

            See notes to unaudited consolidated financial statements

                      RIVER HOLDING CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1. Financial Statements. The condensed consolidated financial statements included herein have been prepared by Holding, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2002, and the results of operations and cash flows for the three-month periods ended March 31, 2002 and March 31, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although Holding believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Holding's 2001 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be achieved for a full year.

         Recent Accounting Pronouncements

         Effective January 1, 2001, Holding adopted Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this new standard did not have a material impact on Holding's financial statements.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principals Board ("APB") Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Any acquisitions made by Holding after June 2001 will be recorded in accordance with SFAS 141.

         Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will no longer be amortized but will be assessed at least annually for impairment using a fair value methodology. Holding stopped amortizing goodwill, effective January 1, 2002, and as a result an equivalent charge for goodwill amortization will not be made in 2002. Holding is still in the process of completing its transitional impairment test plan, which is expected to be completed by the end of the second quarter of 2002. Pro forma net loss for the three months ended March 31, 2001, excluding amortization of $3.2 million for that period would have been $11,462, compared to $14,698 as reported. The slight change in goodwill for the three months ended March 31, 2002 stems from changes in foreign currency exchange rates.

         Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is acreted to its present value each period, and the capitalized cost is depreciated over the useful live of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement. SFAS 143 is effective January 1, 2003. Holding does not expect the adoption of SFAS 143 to have a material impact on Holding's consolidated financial statements.

     In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 was effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on Holding's consolidated financial statements.

2.   Inventories. Inventories consisted of the following (amounts in thousands):

                                              March 31,          December 31,
                                                2002                 2001
                                           -------------        ------------
Raw materials ..........................   $       6,275        $      7,785
Work-in-process ........................           6,424               5,476
Finished goods .........................          13,212              14,481
                                           -------------        ------------
                                                  25,911              27,250
Provision for obsolescence .............          (2,154)             (2,032)
                                           -------------        ------------
                                           $      23,757        $     25,218
                                           =============        ============

3. Subsidiaries Guaranteeing Debt and Segment Data. Holding is the majority owner of certain subsidiaries which do not guarantee the Company's senior subordinated notes and certain bank debt. The following tables disclose required consolidating financial information for guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                                                      ASSETS
                                                                           As of March 31, 2002
                                                          ------------------------------------------------------
                                                                           Non-
                                                          Guarantor      Guarantor   Eliminations       Total
                                                          ---------      ---------   ------------    -----------
CURRENT ASSETS:
   Cash ..............................................    $   4,084      $   2,146   $         --    $     6,230
   Accounts receivable ...............................       15,688          5,711             --         21,399
   Receivables from non-guarantor ....................        7,831             --         (7,831)            --
   Inventories .......................................       18,730          7,025         (1,998)        23,757
   Other current assets ..............................        2,093         11,999        (12,032)         2,060
                                                          ---------      ---------   ------------    -----------
      Total current assets ...........................       48,426         26,881        (21,861)        53,446
                                                          ---------      ---------   ------------    -----------
PROPERTY, PLANT
   AND EQUIPMENT, NET ................................       50,833          1,130             --         51,963
                                                          ---------      ---------   ------------    -----------

OTHER ASSETS:
   Goodwill, net .....................................           --         29,141             --         29,141
   Deferred financing costs, net .....................        7,880             --             --          7,880
   Investment in non-guarantor subsidiaries ..........       28,623             --        (28,623)            --
   Other .............................................          725            224             --            949
                                                          ---------      ---------   ------------    -----------
      Total other assets .............................       37,228         29,365        (28,623)        37,970
                                                          ---------      ---------   ------------    -----------
                                                          $ 136,487      $  57,376   $    (50,484)   $   143,379
                                                          =========      =========   ============    ===========

                             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                                          STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable to bank .............................    $   5,000      $  16,306   $         --    $    21,306
   Accounts payable ..................................        9,617          1,532             --         11,149
   Payables to guarantor .............................           --          7,831         (7,831)            --
   Accrued liabilities ...............................       18,081         12,501         (9,238)        21,344
                                                          ---------      ---------   ------------    -----------
      Total current liabilities ......................       32,698         38,170        (17,069)        53,799
                                                          ---------      ---------   ------------    -----------
OTHER LIABILITIES:
   NOTE PAYABLE TO AFFILIATE .........................       14,951          2,266             --         17,217
   NOTES PAYABLE TO BANK, net of current portion .....       71,450             --             --         71,450
   SENIOR SUBORDINATED NOTES PAYABLE .................      115,000             --             --        115,000
   OTHER NON-CURRENT LIABILITIES .....................          185          1,185             --          1,370
                                                          ---------      ---------   ------------    -----------
      Total liabilities ..............................      234,284         41,621        (17,069)       258,836
                                                          ---------      ---------   ------------    -----------
Mandatorily-redeemable preferred stock ...............       46,301             --             --         46,301
                                                          ---------      ---------   ------------    -----------

STOCKHOLDERS' EQUITY (DEFICIT) .......................     (144,098)        15,755        (33,415)      (161,758)
                                                          ---------      ---------   ------------    -----------
                                                          $ 136,487      $  57,376   $    (50,484)   $   143,379
                                                          =========      =========   ============    ===========

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                                                      ASSETS

                                                                          As of December 31, 2001
                                                          ------------------------------------------------------
                                                                           Non-
                                                          Guarantor      Guarantor   Eliminations       Total
                                                          ---------      ---------   ------------    -----------
CURRENT ASSETS:
   Cash ..............................................    $   4,713      $   2,372   $         --    $     7,085
   Accounts receivable ...............................       13,989          5,298             --         19,287
   Receivables from non-guarantor ....................        6,515             --         (6,515)            --
   Inventories .......................................       20,377          7,030         (2,189)        25,218
   Other current assets ..............................        2,758         13,553        (15,046)         1,265
                                                          ---------      ---------   ------------    -----------
      Total current assets ...........................       48,352         28,253        (23,750)        52,855
                                                          ---------      ---------   ------------    -----------

PROPERTY, PLANT
   AND EQUIPMENT, NET ................................       52,470          1,143             --         53,613
                                                          ---------      ---------   ------------    -----------

OTHER ASSETS:
   Intangible assets, net ............................           --         28,498             --         28,498
   Deferred financing costs, net .....................        8,316             --             --          8,316
   Investment in non-guarantor subsidiaries ..........       28,623             --        (28,623)            --
   Other .............................................          599            224             --            823
                                                          ---------      ---------   ------------    -----------
      Total other assets .............................       37,538         28,722        (28,623)        37,637
                                                          ---------      ---------   ------------    -----------
 .....................................................    $ 138,360      $  58,118   $    (52,373)   $   144,105
                                                          =========      =========   ============    ===========

                             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                                          STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Notes payable to bank .............................    $   3,750      $  16,930   $         --    $    20,680
   Accounts payable ..................................       13,761          1,182             --         14,943
   Payables to guarantor .............................           --          6,515         (6,515)            --
   Accrued liabilities ...............................       14,584         15,356        (12,420)        17,520
                                                          ---------      ---------   ------------    -----------
      Total current liabilities ......................       32,095         39,983        (18,935)        53,143
                                                          ---------      ---------   ------------    -----------
OTHER LIABILITIES:
   NOTE PAYABLE TO AFFILIATE .........................       14,951          2,266             --         17,217
   NOTES PAYABLE TO BANK, net of current portion .....       73,250             --             --         73,250
   SENIOR SUBORDINATED NOTES PAYABLE .................      115,000             --             --        115,000
   OTHER NON-CURRENT LIABILITIES .....................          146          1,041             --          1,187
                                                          ---------      ---------   ------------    -----------
      Total liabilities ..............................      235,442         43,290        (18,935)       259,797
                                                          ---------      ---------   ------------    -----------

Mandatorily-redeemable preferred stock ...............       44,989             --             --         44,989
                                                          ---------      ---------   ------------    -----------

 STOCKHOLDERS' EQUITY (DEFICIT) ......................     (142,071)        14,828        (33,438)      (160,681)
                                                          ---------      ---------   ------------    -----------
                                                          $ 138,360      $  58,118   $    (52,373)   $   144,105
                                                          =========      =========   ============    ===========

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                        Three Months Ended March 31, 2002
                                                             -------------------------------------------------------
                                                                                 Non-
                                                              Guarantor       Guarantor     Eliminations     Total
                                                             -----------      ---------     ------------  ----------
NET SALES ................................................   $    37,863      $   8,554     $   (3,432)   $   42,985
COST OF SALES ............................................        24,276          4,722         (3,508)       25,490
                                                             -----------      ---------     ----------    ----------
   Gross Profit ..........................................        13,587          3,832             76        17,495
                                                             -----------      ---------     ----------    ----------
OPERATING EXPENSES:
   Selling, distribution, general and administrative .....         9,502          2,320             --        11,822
   Goodwill amortization .................................            --             --             --            --
   Research and development ..............................           335            262             --           597
                                                             -----------      ---------     ----------    ----------
                                                                   9,837          2,582             --        12,419
                                                             -----------      ---------     ----------    ----------
   Income from operations ................................         3,750          1,250             76         5,076
                                                             -----------      ---------     ----------    ----------
OTHER INCOME AND (EXPENSES):
   Interest expense ......................................         4,458            308             --         4,766
   Other, net ............................................            76              4             17            97
                                                             -----------      ---------     ----------    ----------
                                                                   4,534            312             17         4,863
                                                             -----------      ---------     ----------    ----------
   (Loss) income before provision for income taxes .......          (784)           938             59           213
                                                             -----------      ---------     ----------    ----------
PROVISION FOR INCOME TAXES ...............................            --            424             --           424
                                                             -----------      ---------     ----------    ----------

Net Loss .................................................   $      (784)     $     514     $       59    $     (211)
                                                             ===========      =========     ==========    ==========

                                                                        Three Months Ended March 31, 2001
                                                             -------------------------------------------------------
                                                                                 Non-
                                                              Guarantor       Guarantor     Eliminations     Total
                                                             -----------      ---------     ------------  ----------
NET SALES ................................................   $    35,192      $   5,976     $   (3,363)   $   37,805
COST OF SALES ............................................        27,965          3,201         (2,571)       28,595
                                                             -----------      ---------     ----------    ----------
   Gross Profit ..........................................         7,227          2,775           (792)        9,210
                                                             -----------      ---------     ----------    ----------
OPERATING EXPENSES:
   Selling, distribution, general and administrative .....        11,088          1,433             --        12,521
   Goodwill amortization .................................         1,655          1,581             --         3,236
   Research and development ..............................           215            249             --           464
                                                             -----------      ---------     ----------    ----------
                                                                  12,958          3,263             --        16,221
                                                             -----------      ---------     ----------    ----------
   Loss from operations ..................................        (5,731)          (488)          (792)       (7,011)
                                                             -----------      ---------     ----------    ----------
OTHER INCOME AND (EXPENSES):
   Interest and other expense ............................         4,471            669             --         5,140
   Other, net ............................................           165          1,081          1,113         2,359
                                                             -----------      ---------     ----------    ----------
                                                                   4,636          1,750          1,113         7,499
                                                             -----------      ---------     ----------    ----------
   Loss before provision for income taxes ................       (10,367)        (2,238)        (1,905)      (14,510)
                                                             -----------      ---------     ----------    ----------
PROVISION FOR INCOME TAXES ...............................            --            188             --           188
                                                             -----------      ---------     ----------    ----------

Net Loss .................................................   $   (10,367)     $  (2,426)    $   (1,905)   $  (14,698)
                                                             ===========      =========     ==========    ==========

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                           Three Months Ended March 31, 2002
                                                                         -------------------------------------
                                                                                         Non-
                                                                         Guarantor     Guarantor       Total
                                                                         ---------     ---------     ---------
Net cash (used in) provided by operating activities ...................  $   1,734     $     828     $   2,562
Net cash provided by (used in) investing activities ...................     (1,814)          (97)       (1,911)
Net cash used in financing activities .................................       (548)         (998)       (1,546)
Effect of exchange rate changes on cash ...............................         --            40            40
                                                                         ---------     ---------     ---------
NET DECREASE IN CASH ..................................................       (628)         (227)         (855)
CASH, beginning of period .............................................      4,713         2,372         7,085
                                                                         ---------     ---------     ---------
CASH, end of period ...................................................  $   4,085     $   2,145     $   6,230
                                                                         =========     =========     =========

                                                                           Three Months Ended March 31, 2001
                                                                         -------------------------------------
                                                                                         Non-
                                                                         Guarantor     Guarantor       Total
                                                                         ---------     ---------     ---------
Net cash provided by (used in) operating activities ...................  $     200     $  (3,027)    $  (2,827)
Net cash (used in) provided by investing activities ...................       (975)        1,793           818
Net cash provided by financing activities .............................        500         5,842         6,342
Effect of exchange rate changes on cash ...............................         --           729           729
                                                                         ---------     ---------     ---------
NET (DECREASE) INCREASE IN CASH .......................................       (275)        5,337         5,062
CASH, beginning of period .............................................        437         3,093         3,530
                                                                         ---------     ---------     ---------
CASH, end of period ...................................................  $     162     $   8,430     $   8,592
                                                                         =========     =========     =========


     Holding and the Company operate in two segments: North American operations (guarantor) and international operations (non-guarantor).

4. Subsequent Events. As of March 31, 2002, the Company was not in compliance with certain financial and reporting covenants under agreements governing its Credit Facility, Bank Notes Payable and Subordinated Notes. On March 31, 2002, the Company did not make a scheduled amortization payment on the Term Loan Facility to its senior lenders as required under the Credit Facility and as a result, was prevented from making a scheduled interest payment due its Subordinated Note holders on April 15, 2002. Because the Company made the interest payment due under the Senior Subordinated Notes within the 30-day grace period, no event of default occurred by reason thereof. The Company is currently in compliance with the terms and provisions of the Senior Subordinated Notes.

     As of March 31, 2002, the Company's wholly-owned Swedish subsidiary, Hudson RCI AB, was not in compliance with certain financial covenants of the Hudson RCI AB bank facility. The Company and Hudson RCI AB are currently in discussions with the lender and expect to receive a waiver curing all defaults. Due to the uncertainty of receiving this waiver from the lenders, the Company has classified the entire Hudson RCI AB bank facility as a current liability on the unaudited condensed consolidated balance sheet. The Credit Facility and Senior Subordinated notes are not cross-defaulted to the Hudson RCI AB bank facility.

     On May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement. As part of this amendment, the Company issued $20 million in new senior term notes with warrants to the Holding's majority stockholder, $12.0 million of which was exchanged for bank term loans previously acquired. These notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004. Proceeds from the senior notes were used to pay interest due under the Subordinated Notes, fund expenses associated with the amendment and provide funds for ongoing working capital purposes. Under the terms of the amendment to the Credit Facility, the lenders and the Company agreed to (i) waive all existing events of default; (ii) extend the final maturity of the Credit Facility to June 30, 2004; (iii) amend existing amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend future financial covenants. The warrants are exercisable at the request of the holder for 20 million shares of common stock at

$1.00 per share until May 15, 2009. Holding will account for the warrants in accordance with Accounting Principals Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants."

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (A majority-owned subsidiary of River Holding Corp.)

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (amounts in thousands)


                                                                                March 31,      December 31,
                                                                                  2002             2001
                                                                              -----------      ------------
CURRENT ASSETS:
   Cash ....................................................................  $     6,230       $     7,085
     Accounts receivable, less allowance for doubtful accounts of $1,951
       and $1,801 at March 31, 2002 and December 31, 2001, respectively ....       21,399            19,287
     Inventories ...........................................................       23,757            25,218
     Other current assets ..................................................        1,970             1,483
                                                                              -----------       -----------
        Total current assets ...............................................       53,356            53,073

PROPERTY, PLANT AND EQUIPMENT, net .........................................       45,183            46,268

OTHER ASSETS:
     Goodwill, net .........................................................       29,141            28,498
     Deferred financing costs, net .........................................        7,880             8,316
     Other assets ..........................................................        1,026               900
                                                                              -----------       -----------
        Total other assets .................................................       38,047            37,714

            Total assets ...................................................  $   136,586       $   137,055
                                                                              ===========       ===========

            See notes to unaudited consolidated financial statements

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (A majority-owned subsidiary of River Holding Corp.)

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

               LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' DEFICIT

                (amounts in thousands, except per share amounts)

                                                                               March 31,        December 31,
                                                                                 2002               2001
                                                                              -----------       ------------
  CURRENT LIABILITIES:
   Notes payable to bank ...................................................  $    21,306       $    20,680
   Accounts payable ........................................................       11,149            15,251
   Accrued liabilities .....................................................       21,068            17,302
                                                                              -----------       -----------
     Total current liabilities .............................................       53,523            53,233

  NOTE PAYABLE TO AFFILIATE, net of current portion ........................       17,217            17,217

  SENIOR SUBORDINATED NOTES PAYABLE ........................................      115,000           115,000

  NOTES PAYABLE TO BANK, net of current portion ............................       71,450            73,250

  OTHER NON-CURRENT LIABILITIES ............................................        1,370             1,187
                                                                              -----------       -----------

     Total liabilities .....................................................      258,560           259,887

  MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value:
   Authorized- 1,800 shares; issued and outstanding- 445 shares; liquidation
   preference:  $44,474 ....................................................       43,880            43,847
   Accrued preferred stock dividend, payable in kind .......................        2,421             1,142
                                                                              -----------       -----------
                                                                                   46,301            44,989

  STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $0.01 par value:
       Authorized- 15,000 shares, issued and Outstanding- 10,654 ...........       98,258            98,258
   Junior preferred stock, $0.01 par value; 6 shares authorized; 3 shares
       outstanding                                                                  3,228             3,137
   Cumulative translation adjustment .......................................         (285)             (698)
   Accumulated deficit .....................................................     (269,476)         (268,518)
                                                                              -----------       -----------
     Total stockholders' deficit ...........................................     (168,275)         (167,821)
                                                                              -----------       -----------

             Total liabilities, mandatorily-redeemable preferred stock
                and stockholders' deficit ..................................  $   136,586       $   137,055
                                                                              ===========       ===========

            See notes to unaudited consolidated financial statements

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (A majority-owned subsidiary of River Holding Corp.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (amounts in thousands)

                                                                                   Three Months Ended
                                                                              -----------------------------
                                                                               March 31,         March 31,
                                                                                 2002              2001
                                                                              -----------       -----------
NET SALES ..................................................................  $    42,985       $    37,805
COST OF SALES ..............................................................       24,925            28,030
                                                                              -----------       -----------
   Gross Profit ............................................................       18,060             9,775
OPERATING EXPENSES:
   Selling, distribution, general & administrative .........................       11,822            12,521
   Amortization of goodwill ................................................           --             1,966
   Research and development ................................................          597               464
                                                                              -----------       -----------
                                                                                   12,419            14,951
                                                                              -----------       -----------
      Income (loss) from operations ........................................        5,641            (5,176)
                                                                              -----------       -----------

INTEREST EXPENSE AND OTHER .................................................        4,863             7,499
                                                                              -----------       -----------

      Net income (loss) before provision for income taxes ..................          778           (12,675)
                                                                              -----------       -----------

PROVISION FOR INCOME TAXES .................................................          424               188
                                                                              -----------       -----------

      Net Income (loss) ....................................................  $       354       $   (12,863)
                                                                              ===========       ===========
OTHER COMPREHENSIVE INCOME:
   Foreign currency translation gain .......................................          413               728
                                                                              -----------       -----------

      Comprehensive income (loss) ..........................................  $       767       $   (12,135)
                                                                              ===========       ===========

            See notes to unaudited consolidated financial statements

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (A majority-owned subsidiary of River Holding Corp.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (amount in thousands)

                                                                                  Three Months Ended
                                                                              -----------------------------
                                                                               March 31,         March 31,
                                                                                 2002              2001
                                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)........................................................  $       354       $   (12,863)
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities-
        Depreciation and amortization.......................................        2,389             4,043
        Amortization of deferred financing costs............................          436               235
        Provision for bad debts.............................................          150                --
        Loss on disposal of equipment.......................................          632                --
   Change in operating assets and liabilities:
        Accounts receivable.................................................       (2,139)              936
        Inventories.........................................................        1,599             8,088
        Other current assets................................................         (263)           (1,300)
        Other assets........................................................         (192)           (2,307)
        Accounts payable....................................................       (4,137)           (6,049)
        Accrued liabilities.................................................        2,914             5,381
        Other non-current liabilities.......................................          819             1,009
                                                                              -----------       -----------
           Net cash provided by (used in) operating activities..............        2,562            (2,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment...............................       (1,911)           (1,139)
   Retirements of intangible assets.........................................           --             1,957
                                                                              -----------       -----------
           Net cash (used in) provided by investing activities..............       (1,911)              818

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable to bank.......................................       (1,546)           (1,500)
   Proceeds from bank borrowings............................................           --             7,736
   Additions of deferred financing costs....................................           --               106
                                                                              -----------       -----------
           Net cash (used in) provided by financing activities..............       (1,546)            6,342

   Effect of exchange rate changes on cash..................................           40               729
                                                                              -----------       -----------

NET (DECREASE) INCREASE IN CASH.............................................         (855)            5,062
                                                                              -----------       -----------

CASH, beginning of period...................................................        7,085             3,530
                                                                              -----------       -----------

CASH, end of period.........................................................  $     6,230       $     8,592
                                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:

      Interest..............................................................  $     1,542       $     2,282
                                                                              ===========       ===========

      Income taxes..........................................................  $     1,580       $        28
                                                                              ===========       ===========
NON-CASH FINANCING ACTIVITIES:
   Preferred dividends accrued or paid-in-kind..............................  $     1,267       $     1,163
                                                                              ===========       ===========

            See notes to unaudited consolidated financial statements

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (A majority-owned subsidiary of River Holding Corp.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1. Financial Statements. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2002, and the results of operations and cash flows for the three-month periods ended March 31,2002 and March 31, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 2001 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be achieved for a full year.

         Recent Accounting Pronouncements

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this new standard did not have a material impact on the Company's financial statements.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Any acquisitions made by the Company after June 2001 will be recorded in accordance with SFAS 141.

         Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will no longer be amortized but will be assessed at least annually for impairment using a fair value methodology. The Company stopped amortizing goodwill, effective January 1, 2002, and as a result an equivalent charge for goodwill amortization will not be made in 2002. The Company is still in the process of completing its transitional impairment test, which is expected to be completed by the end of the second quarter of 2002. Pro forma net loss for the three months ended March 31, 2001, excluding amortization of goodwill would have been $10,135 compared to $12,135. The slight change in goodwill for the three months ended march 31,2002 stems from changes in foreign currency exchange rates.

         Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is acreted to its present value each period, and the capitalized cost is depreciated over the useful live of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement. SFAS 143 is effective January 1, 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 was effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial statements.

2. Inventories. Inventories consisted of the following (amounts in thousands):

                                                March 31,          December 31,
                                                  2002                 2001
                                              -------------        ------------
Raw materials ..............................  $       6,275        $      7,377
Work-in-process ............................          6,424               5,392
Finished goods .............................         13,212              14,481
                                              -------------        ------------
                                                     25,911              27,250
Provision for obsolescence .................         (2,154)             (2,032)
                                              -------------        ------------
                                              $      23,757        $     25,218
                                              =============        ============

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

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                                                      ASSETS

                                                                         As of March 31, 2002
                                                        --------------------------------------------------------
                                                                            Non-
                                                         Guarantor        Guarantor    Eliminations     Total
                                                        -----------      ----------    ------------  -----------
CURRENT ASSETS:
   Cash ............................................... $     4,084      $   2,146     $      --     $     6,230
   Accounts receivable ................................      15,688          5,711            --          21,399
   Receivables from non-guarantor .....................       7,831             --        (7,831)             --
   Inventories ........................................      18,730          7,025        (1,998)         23,757
   Other current assets ...............................       2,003         11,999       (12,032)          1,970
                                                        -----------      ---------     ---------     -----------
      Total current assets ............................      48,336         26,881       (21,861)         53,356
                                                        -----------      ---------     ---------     -----------

PROPERTY, PLANT
   AND EQUIPMENT, NET .................................      44,053          1,130            --          45,183
                                                        -----------      ---------     ---------     -----------

OTHER ASSETS:
   Goodwill, net ......................................          --         29,141            --          29,141
   Deferred financing costs, net ......................       7,880             --            --           7,880
   Investment in non-guarantor subsidiaries ...........      28,623             --       (28,623)             --
   Other ..............................................         802            224            --           1,026
                                                        -----------      ---------     ---------     -----------
      Total other assets ..............................      37,305         29,365       (28,623)         38,047
                                                        -----------      ---------     ---------     -----------
                                                        $   129,694      $  57,376     $ (50,484)    $   136,586
                                                        ===========      =========     =========     ===========

                             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                                          STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable to bank .............................. $     5,000      $  16,306     $      --     $    21,306
   Accounts payable ...................................       9,617          1,532            --          11,149
   Payables to guarantor ..............................          --          7,831        (7,831)             --
   Accrued liabilities ................................      17,805         12,501        (9,238)         21,068
                                                        -----------      ---------     ---------     -----------
      Total current liabilities .......................      32,422         38,170       (17,069)         53,523
                                                        -----------      ---------     ---------     -----------
OTHER LIABILITIES:
   NOTE PAYABLE TO AFFILIATE ..........................      14,951          2,266            --          17,217
   NOTES PAYABLE TO BANK, net of current portion ......      71,450             --            --          71,450
   SENIOR SUBORDINATED NOTES PAYABLE ..................     115,000             --            --         115,000
   OTHER NON-CURRENT LIABILITIES ......................         185          1,185            --           1,370
                                                        -----------      ---------     ---------     -----------
      Total liabilities ...............................     234,008         41,621       (17,069)        258,560
                                                        -----------      ---------     ---------     -----------

Mandatorily-redeemable preferred stock ................      46,301             --            --          46,301
                                                        -----------      ---------     ---------     -----------

STOCKHOLDERS' EQUITY (DEFICIT) ........................    (150,615)        15,755       (33,415)       (168,275)
                                                        -----------      ---------     ---------     -----------
                                                        $   129,694      $  57,376     $ (50,484)    $   136,586
                                                        ===========      =========     =========     ===========

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                                     ASSETS

                                                                        As of December 31, 2001
                                                       ---------------------------------------------------------
                                                                            Non-
                                                         Guarantor       Guarantor     Eliminations     Total
                                                       ------------      ----------    ------------  -----------
CURRENT ASSETS:
   Cash .............................................. $     4,713       $   2,372     $      --     $     7,085
   Accounts receivable ...............................      13,989           5,298            --          19,287
   Receivables from non-guarantor ....................       6,515              --        (6,515)             --
   Inventories .......................................      20,377           7,030        (2,189)         25,218
   Other current assets ..............................       2,976          13,553       (15,046)          1,483
                                                       -----------       ---------     ---------     -----------
      Total current assets ...........................      48,570          28,253       (23,750)         53,073
                                                       -----------       ---------     ---------     -----------

PROPERTY, PLANT
   AND EQUIPMENT, NET ................................      45,125           1,143            --          46,268
                                                       -----------       ---------     ---------     -----------

OTHER ASSETS:
   Intangible assets, net ............................          --          28,498            --          28,498
   Deferred financing costs, net .....................       8,316              --            --           8,316
   Investment in non-guarantor subsidiaries ..........      28,623              --       (28,623)             --
   Other .............................................         676             224            --             900
                                                       -----------       ---------     ---------     -----------
      Total other assets .............................      37,615          28,722       (28,623)         37,714
                                                       -----------       ---------     ---------     -----------
                                                       $   131,310       $  58,118     $ (52,373)    $   137,055
                                                       ===========       =========     =========     ===========

                             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                                          STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable to bank ............................. $     3,750       $  16,930     $      --     $    20,680
   Accounts payable ..................................      14,069           1,182            --          15,251
   Payables to guarantor .............................          --           6,515        (6,515)             --
   Accrued liabilities ...............................      14,366          15,356       (12,420)         17,302
                                                       -----------       ---------     ---------     -----------
      Total current liabilities ......................      32,185          39,983       (18,935)         53,233
                                                       -----------       ---------     ---------     -----------
OTHER LIABILITIES:
   NOTE PAYABLE TO AFFILIATE .........................      14,951           2,266            --          17,217
   NOTES PAYABLE TO BANK, net of current portion .....      73,250              --            --          73,250
   SENIOR SUBORDINATED NOTES PAYABLE .................     115,000              --            --         115,000
   OTHER NON-CURRENT LIABILITIES .....................         146           1,041            --           1,187
                                                       -----------       ---------     ---------     -----------
      Total liabilities ..............................     235,532          43,290       (18,935)        259,887
                                                       -----------       ---------     ---------     -----------
Mandatorily-redeemable preferred stock ...............      44,989              --            --          44,989
                                                       -----------       ---------     ---------     -----------
STOCKHOLDERS' EQUITY (DEFICIT) .......................    (149,211)         14,828       (33,438)       (167,821)
                                                       -----------       ---------     ---------     -----------
                                                       $   131,310       $  58,118     $ (52,373)    $   137,055
                                                       ===========       =========     =========     ===========

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                   Three Months Ended March 31, 2002
                                                        --------------------------------------------------------
                                                                           Non-
                                                         Guarantor       Guarantor     Eliminations     Total
                                                        -----------      ---------     ------------  -----------
NET SALES ............................................. $    37,863      $   8,554     $  (3,432)    $    42,985
COST OF SALES .........................................      23,711          4,722        (3,508)         24,925
                                                        -----------      ---------     ---------     -----------
   Gross Profit .......................................      14,152          3,832            76          18,060
                                                        -----------      ---------     ---------     -----------
OPERATING EXPENSES:
   Selling, distribution, general and administrative ..       9,502          2,320            --          11,822
   Goodwill amortization ..............................          --             --            --              --
   Research and development ...........................         335            262            --             597
                                                        -----------      ---------     ---------     -----------
                                                              9,837          2,582            --          12,419
                                                        -----------      ---------     ---------     -----------
   Income from operations .............................       4,315          1,250            76           5,641
                                                        -----------      ---------     ---------     -----------
OTHER INCOME AND (EXPENSES):
   Interest expense ...................................       4,458            308            --           4,766
   Other, net .........................................          76              4            17              97
                                                        -----------      ---------     ---------     -----------
                                                              4,534            312            17           4,863
                                                        -----------      ---------     ---------     -----------
   (Loss) income before provision for income taxes ....        (219)           938            59             778
                                                        -----------      ---------     ---------     -----------
PROVISION FOR INCOME TAXES ............................          --            424            --             424
                                                        -----------      ---------     ---------     -----------

Net Loss .............................................. $      (219)     $     514     $      59     $       354
                                                        ===========      =========     =========     ===========

                                                                   Three Months Ended March 31, 2001
                                                         -------------------------------------------------------
                                                                             Non-
                                                         Guarantor        Guarantor    Eliminations       Total
                                                        -----------      ---------     ------------ ------------
NET SALES ............................................. $    35,192      $   5,976     $  (3,363)    $    37,805
COST OF SALES .........................................      27,400          3,201        (2,571)         28,030
                                                        -----------      ---------     ---------     -----------
   Gross Profit .......................................       7,792          2,775          (792)          9,775
                                                        -----------      ---------     ---------     -----------
OPERATING EXPENSES:
   Selling, distribution, general and administrative ..      11,088          1,433            --          12,521
   Goodwill amortization ..............................         385          1,581            --           1,966
   Research and development ...........................         215            249            --             464
                                                        -----------      ---------     ---------     -----------
                                                             11,688          3,263            --          14,951
                                                        -----------      ---------     ---------     -----------
   Loss from operations ...............................      (3,896)          (488)         (792)         (5,176)
                                                        -----------      ---------     ---------     -----------
OTHER INCOME AND (EXPENSES):
   Interest and other expense .........................       4,471            669            --           5,140
   Other, net .........................................         165          1,081         1,113           2,359
                                                        -----------      ---------     ---------     -----------
                                                              4,636          1,750         1,113           7,499
                                                        -----------      ---------     ---------     -----------
   Loss before provision for income taxes .............      (8,532)        (2,238)       (1,905)        (12,675)
                                                        -----------      ---------     ---------     -----------
PROVISION FOR INCOME TAXES ............................          --            188            --             188
                                                        -----------      ---------     ---------     -----------

Net Loss .............................................. $    (8,532)     $  (2,426)    $  (1,905)    $   (12,863)
                                                        ===========      =========     =========     ===========

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                            Three Months Ended March 31, 2002
                                                                         ----------------------------------------
                                                                                         Non-
                                                                         Guarantor     Guarantor        Total
                                                                         ---------     ---------     ------------
Net cash (used in) provided by operating activities ...................  $  1,734      $     828     $      2,562
Net cash provided by (used in) investing activities ...................    (1,814)           (97)          (1,911)
Net cash used in financing activities .................................      (548)          (998)          (1,546)
Effect of exchange rate changes on cash ...............................        --             40               40
                                                                         --------      ---------     ------------
NET DECREASE IN CASH ..................................................      (628)          (227)            (855)
CASH, beginning of period .............................................     4,713          2,372            7,085
                                                                         --------      ---------     ------------
CASH, end of period ...................................................  $  4,085      $   2,145     $      6,230
                                                                         ========      =========     ============

                                                                            Three Months Ended March 31, 2001
                                                                         ----------------------------------------
                                                                                         Non-           Total
                                                                         Guarantor     Guarantor
                                                                         ---------     ---------     ------------
Net cash provided by (used in) operating activities ...................  $    200      $  (3,027)    $     (2,827)
Net cash (used in) provided by investing activities ...................      (975)         1,793              818
Net cash provided by financing activities .............................       500          5,842            6,342
Effect of exchange rate changes on cash ...............................        --            729              729
                                                                         --------      ---------     ------------
NET (DECREASE) INCREASE IN CASH .......................................      (275)         5,337            5,062
CASH, beginning of period .............................................       437          3,093            3,530
                                                                         --------      ---------     ------------
CASH, end of period ...................................................  $    162      $   8,430     $      8,592
                                                                         ========      =========     ============

         The Company operates in two segments: North American operations (guarantor) and international operations (non-guarantor).

4. Subsequent Events. As of March 31, 2002, the Company was not in compliance with certain financial and reporting covenants under agreements governing its Credit Facility, Bank Notes Payable and Subordinated Notes. On March 31, 2002, the Company did not make a scheduled amortization payment on the Term Loan Facility to its senior lenders as required under the Credit Facility and as a result, was prevented from making a scheduled interest payment due its Subordinated Note holders on April 15, 2002. Because the Company made the interest payment due under the Senior Subordinated Notes within the 30-day grace period, no event of default occurred by reason thereof. The Company is currently in compliance with the terms and provisions of the Senior Subordinated Notes.

         As of March 31, 2002, the Company's wholly-owned Swedish subsidiary, Hudson RCI AB, was not in compliance with certain financial covenants of the Hudson RCI AB bank facility. The Company and Hudson RCI AB are currently in discussions with the lender and expect to receive a waiver curing all defaults (see the "Liquidity and Capital Resources" section of this Item). Due to the uncertainty of receiving this waiver from the lenders, the Company has classified the entire Hudson RCI AB bank facility as a current liability on the consolidated balance sheet. The Credit Facility and Senior Subordinated notes are not cross-defaulted to the Hudson RCI AB bank facility.

     On May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement. As part of this amendment, the Company issued $20 million in new senior term notes with warrants to the Holding's majority stockholder, $12.0 million of which was exchanged for bank term loans previously acquired. These notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004. Proceeds from the senior notes were used to pay interest due under the Subordinated Notes, fund expenses associated with the amendment and provide funds for ongoing working capital purposes. Under the terms of the amendment to the Credit Facility, the lenders and the Company agreed to (i) waive all existing events of default; (ii) extend the final maturity of the Credit Facility to June 30, 2004; (iii) amend existing amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend future financial covenants. The warrants are exercisable at the demand of the holder for 20 million shares at $1.00 per share until May 15, 2009. The Company will account for the warrants in accordance with

Accounting Principals Board Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Because River Holding Corp. ("Holding") is a holding company with no operations other than those of Hudson Respiratory Care, Inc. (the "Company" or "Hudson RCI"), the following discussion throughout this section relates primarily to the Company. The following discussion of Holding and the Company's consolidated historical results of operations and financial condition should be read in conjunction with the consolidated financial statements of Holding and the Company and the notes thereto included elsewhere in this Form 10-Q.

     Holding's acquisition of a majority of the Company's stock was accounted for as a purchase. As a result of Holding's acquisition of the Company, Holding recorded property, plant and equipment at fair value. Additional expenses relating to amortization of goodwill $1.3 million in the first quarter of 2001 was recorded and additional depreciation related to the allocation of purchase price at fair value to depreciable assets of $0.6 million in the first quarter of 2002 and 2001 was also recorded. As of March 31, 2002, the remaining value of the step-up in basis to fair value was approximately $6.8 million.

     Goodwill, resulting from the acquisition of the Company, was recorded on the books of Holding and not pushed down to the Company. As result, an additional $128.4 million of goodwill was recorded at Holding. As a result of significant losses, both Holding and the Company recorded a goodwill impairment of $161.6 million and $33.1 million, respectively, in the fourth quarter of 2001.

     Holding and the Company also recorded deferred tax assets stemming from Holding's purchase of the Company. Holding and the Company recorded an $11.2 million and $68.9 million valuation allowance against these assets in the fourth quarter of 2001, respectively.

     There are no other material differences between Holding consolidated and the Company.

Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements involving risks and uncertainties that are detailed from time to time in Holding's Securities and Exchange Commission filings.

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

Recent Developments

     As of March 31, 2002, the Company was not in compliance with certain financial and reporting covenants under agreements governing its Credit Facility, Bank Notes Payable and Subordinated Notes. On March 31, 2002, the Company did not make a scheduled amortization payment of the Term Loan Facility to its senior lenders as required under the Credit Facility. As a result, in early April 2002, the lenders under the Credit Facility blocked the Company from making either the April 15, 2002 interest payment required under the Senior Subordinated Notes or the April 15, 2002 dividend payment required under the 11-1/2% Senior Exchangeable PIK Preferred Stock due 2010. Because the Company made the interest payment due under the Senior Subordinated Notes within the 30-day grace period, no event of default occurred by reason thereof. The Company is currently in compliance with the terms and provisions of the Senior Subordinated Notes.

     As of March 31, 2002, the Company's wholly-owned Swedish subsidiary, Hudson RCI AB, was not in compliance with certain financial covenants of the Hudson RCI AB bank facility. The Company and Hudson RCI AB are currently in discussions with the lender and expect to receive a waiver curing all defaults (see the "Liquidity and Capital Resources" section of this Item). Due to the uncertainty of receiving this waiver from the lenders, the Company has classified the entire Hudson RCI AB bank facility as a current liability on the consolidated balance sheet. The Credit Facility and Senior Subordinated notes are not cross-defaulted to the Hudson RCI AB bank facility.

     On May 14, 2002, the Company reached an agreement with its senior lenders to amend and restate the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement. As part of this amendment, the Company issued $20 million in new senior term notes with warrants to the Holding's majority stockholder, $12.0 million of which was exchanged for bank term loans previously acquired. These notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004. Proceeds from the senior notes were used to pay interest due under the Subordinated Notes, fund expenses associated with the amendment and provide funds for ongoing working capital purposes. Under the terms of the amendment to the Credit Facility, the lenders and the Company agreed to (i) waive all existing events of default; (ii) extend the final maturity of the Credit Facility to June 30, 2004; (iii) amend existing amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend future financial covenants to include only a limitation on capital expenditures and a minimum EBITDA test. As a result of the amendment, the Company is currently in compliance with the terms and provisions of the Credit Facility. As of June 28, 2002 there is approximately $3.5 million of availability on the revolving loan facility under the Credit facility.

     During 2001, the Company made the decision to close the Argyle, New York facility and move its operations to a new facility located in Tecate, Mexico, beginning in 2002. It is anticipated that this move will cost approximately $4.6 million, of which $0.9 million relating to severance costs were recorded in 2001.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.


                                                                            Three Month Period Ended
                                                                                   (unaudited)
                                                                          ---------------------------
                                                                            March 31,       March 31,
                                                                              2002            2001
                                                                          ----------       ----------
                                                                                  (in thousands)
Net sales ..........................................................      $     42,985     $  37,805
Cost of sales ......................................................            24,925        28,030
                                                                          ------------     ---------
   Gross profit ....................................................            18,060         9,775
                                                                          ------------     ---------
Selling expenses ...................................................             5,021         4,811
Distribution expenses ..............................................             2,312         2,777
General and administrative expenses ................................             4,489         4,933
Amortization of goodwill ...........................................                --         1,966
Research and development expenses ..................................               597           464
                                                                          ------------     ---------
Total operating expenses ...........................................            12,419        14,951
                                                                          ------------     ---------

Operating income ...................................................      $      5,641     $  (5,176)
                                                                          ============     =========

                                                                            Three Month Period Ended
                                                                                   (unaudited)
                                                                          --------------------------
                                                                            March 31,       March 31,
                                                                              2002            2001
                                                                          ----------       ---------
Net sales ..........................................................          100.0%          100.0%
Cost of sales ......................................................           58.0            74.1
                                                                          ---------        --------
   Gross profit ....................................................           42.0            25.9
                                                                          ---------        --------
Selling expenses ...................................................           11.7            12.7
Distribution expenses ..............................................            5.4             7.3
General and administrative expenses ................................           10.4            13.0
Amortization of goodwill ...........................................             --             5.2
Research and development expenses ..................................            1.4             1.2
                                                                          ---------        --------
Total operating expenses ...........................................           28.9            39.5
                                                                          ---------        --------
Operating income ...................................................           13.1%          (13.7)%
                                                                          =========        ========

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net sales, reported net of accrued rebates, were $43.0 million in the first quarter of 2002 as compared to $37.8 million in the first quarter of 2001, representing an increase of $5.2 million or 13.7%. Domestic hospital sales increased by $2.5 million or 11.3% due to increased demand at the hospital level, primarily the result of an extremely weak influenza season in 2001. Alternate site sales increased by $0.4 million or 6.5%, reflecting continued market growth. International sales increased by $1.9 million or 22.3%, primarily driven by continued growth in Europe (up $1.1 million over the first quarter of 2001) and the Pacific Rim (up $1.2 million over the first quarter of 2001). OEM sales increased by $0.4 million due to changes in purchasing patterns from some of its OEM customers.

     The Company's gross profit for the first quarter of 2002 was $18.1 million, an increase of $8.3 million or 84.8% from the first quarter of 2001. As a percentage of sales, the gross profit was 42.0% and 25.8% for the first quarter of 2002 and 2001, respectively. This increase was primarily due to (i) 2001 sales of inventory recorded at a higher net realizable value rather than manufacturing costs as a result of the SHERIDAN(R) acquisition, (ii) increased shipping costs in 2001 as a result of shipping difficulties caused by problems associated with the new management information system, and (iii) underabsorption in 2001 of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production and an unfavorable mix variance caused by higher sales of products at lower gross margins.

     Selling expenses were $5.0 million for the first quarter of 2002, relatively unchanged from the first quarter of 2001. As a percentage of net sales, selling expenses were 11.7% in the first quarter of 2002 as compared to 12.7% in the first quarter of 2001.

     Distribution expenses were $2.3 million for the first quarter of 2002, a decrease of $0.5 million or 16.7% from the first quarter of 2001. This decline is primarily the result of specific programs implemented by management designed to improve the efficiency of its distribution facilities, including closure of the Company's Atlanta distribution center in August 2001. As a percentage of sales, distribution expenses decreased to 5.4% in the first quarter of 2002 as compared to 7.3% in the first quarter of 2001.

     General and administrative expenses were $4.5 million in the first quarter of 2002, a decrease of $0.4 million or 7.8% from the first quarter of 2001. This decrease was primarily the result of decreased staffing levels. As a percentage of net sales, general and administrative expenses were 10.5% in the first quarter of 2002 as compared to 13.0% in the first quarter of 2001.

     Research and development expenses were $0.6 million for the first quarter of 2002, relatively unchanged from the expense of $0.5 million incurred in the first quarter 2001.

     Amortization of goodwill was $0.0 million in the first quarter for 2002, as compared to $2.0 million in the first quarter of 2001. This is the result of the adoption of SFAS 142, under which the Company ceased amortizing goodwill effective January 1, 2002.

     Interest expense was $4.8 million for the first quarter of 2002, as compared to $5.1 million in the first quarter of 2001. The decrease was due to lower interest rates.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations, borrowings under its working capital bank facility and historically, investments from shareholders. Cash provided by (used in) operations totaled $2.6 million and $(2.8) million in the first quarter of 2002 and 2001, respectively. The increase in the first quarter of 2002 as compared to the first quarter of 2001 is primarily attributable to increased operating income and an increase in accrued liabilities partially offset by a decrease in payables and an increases in accounts receivable. The Company had operating working capital deficit of $(0.3) million and $(0.2) million as of the end of the first quarter of 2002 and 2001, respectively. Inventories were $23.7 million and $25.2 million as of the end of the first quarter of 2002 and December 31, 2001, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase, as the Company's sales in the international sales increase. Accounts receivable, net of allowances, were $21.4 million and $19.3 million at March 31, 2002 and December 31, 2001, respectively. The Company typically offers 30-day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase as the alternate site and international markets become a larger percentage of the Company's overall sales.

     During the three months ended March 31, 2002, net cash used investing activities was $1.9 million, reflecting primarily purchases of manufacturing equipment and new heater placements. During the three months ended March 31, 2001, net cash used in investing activities was $0.9 million, primarily reflecting purchases of manufacturing equipment. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2002 and 2003, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     During the three months ended March 31, 2002 and March 31, 2001, net cash (used in) provided by financing was $(1.5) million and $6.2 million, respectively, reflecting repayment of the Company's borrowings in the first quarter of 2002 and borrowings made through Hudson RCI AB, the Company's Swedish subsidiary in the first quarter of 2001.

     As of March 31, 2002, The Company had outstanding $225.0 million of indebtedness, consisting of $115.0 million of Subordinated Notes, borrowings of $76.5 million under the Company's Credit Facility, $17.2 million in notes payable to affiliates and $16.3 million in outstanding borrowings under the bank facility of Hudson RCI AB.

     The Credit Facility currently consists of a $40.0 million Term Loan Facility and a $55.0 million Revolving Loan Facility of which up to $40.0 million (all of which has been borrowed and is outstanding) may be used for permitted acquisitions ("Acquisition Facility") and up to $15 million (the "Working Capital Portion") may be used for general corporate purposes (other than acquisitions). The Revolving Loan Facility has a letter of credit sub-limit of $7.5 million. The Term Loan Facility and Acquisition Facility, amended as discussed below, matures on June 30, 2004 and requires quarterly principal installments totaling $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004. The Revolving Loan Facility matures on June 30, 2004.

     Total borrowings as of March 31, 2002 was $54.5 million under the Revolving Loan Facility and $22.0 million under the Term Loan Facility.

     The interest rate under the Credit Facility is based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined), plus a margin during the period and for the type of loan as follows:

                                                            Margin
                                                   ------------------------
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

     Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (i) 75% (or 50% for years when the Company's ratio of Debt to EBITDA (as defined) is less than 5:1) of Excess Cash Flow (as defined),
(ii) 50% of the net cash proceeds of an equity issuance by River Holding Corp., the Company's parent ("Holding") or the Company in connection with an initial public offering or 100% of the net cash proceeds of an equity issuance by Holding. Holding or the Company other than in connection with an initial public offering (subject in each case to certain exceptions), (iii) 100% of the net cash proceeds of the sale or other disposition of any properties or assets of Holding and its subsidiaries (subject to certain exceptions), (iv) 100% of the net proceeds of certain issuances of debt obligations of the Company and its subsidiaries and (v) 100% of the net proceeds from insurance recoveries and condemnations. The Revolving Loan Facility must be repaid upon payment in full of the Term Loan Facility.

     The Credit Facility is guaranteed by Holding and certain of the Company's subsidiaries. The Credit Facility is secured by a first priority lien in substantially all of the properties and assets of the Company and the guarantors now owned or acquired later, including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company of its existing and future subsidiaries, including its Mexican subsidiaries; provided, that (except for the Mexican subsidiaries) such pledge is limited to 65% of the shares of any foreign subsidiary to the extent a pledge of a greater percentage would result in adverse tax consequences to the Company.

     The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii)
prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. Hudson RCI is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures (as defined) and (b), a minimum EBITDA test.

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

     As of March 31, 2002, the Company had $13.2 million outstanding pursuant to unsecured promissory notes payable to affiliates of Freeman Spogli, the Holding's majority stockholder. The notes bear interest at 10.0% per annum and mature in March 2005. Interest may be paid or deferred to the due date at the option of the Company and the notes are convertible to the Company's common stock at the demand of the holder. The notes are subordinated to borrowings under the Credit facility and rank pari-passu with the Senior Subordinated Notes.

     The Company, through Hudson RCI AB, has incurred bank debt in Sweden (the "HRCI AB Facility") that totaled $16.3 million as of March 31, 2001. The HRCI AB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR plus 1.25% to 1.85% (5.14% to 5.74% at March 31, 2002), matures in December 2003, and is guaranteed by Steamer Holding AB, Hudson RCI AB's parent, and is secured by the common stock of Hudson RCI AB. As of March 31, 2002, Hudson RCI AB was not in compliance with certain financial covenants under the Hudson RCI AB facility. The Company and Hudson RCI AB are currently in negotiations with the lender concerning an amendment curing these defaults and expects to receive from the lender a waiver curing all past covenant violations, but no assurance can be given that such an agreement will be reached. Accordingly, the entire outstanding balance of the Hudson RCI AB Facility is classified as current on the consolidated balance sheet. The Company's Credit Facility and the Senior Subordinated Notes are not cross-defaulted to the Hudson RCI AB facility. If a waiver of such default is not obtained, the lender may pursue its remedies under the facility, including, among other things, immediate acceleration of all borrowings of the facility. In addition, the default entitles the lender to take control of all the common stock of Hudson RCI AB and its European parent companies.

     Holding issued 300,000 shares of its 11-1/2% Senior Exchangeable PIK Preferred Stock due 2010 with an aggregate liquidation preference of $30.0 million. At the election of Holding, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

     In August 2001, Holding issued 3,000 shares of 12% Junior Convertible Cumulative Preferred Stock (the "Junior Preferred Stock, for total cash consideration to Holding of $3.0 million. Each share of the Junior Preferred Stock may be redeemed, from time to time, in whole or in part, at the option of Holding at a redemption price of 100% of the Liquidation Preference of the Junior Preferred Stock or $1,000 per share plus accumulated and unpaid dividends that would be payable on such shares of Junior Preferred Stock.

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

     As part of the May 2002 amendment and restatement of the Credit
Facility discussed above, the Company issued $12.0 million of the senior unsecured notes in exchange for $12.0 million of bank term loans purchased by affiliates of Holding's majority stockholder. Additionally, HRC Holding issued $8.0 million of unsecured senior notes to affiliates of Holding's majority stockholder. HRC Holding used the proceeds of the notes issued by it to acquire certain intercompany receivables from the Company. These notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004. Proceeds from these transactions were used to pay the April 2002 interest due under the Subordinated Notes, fund expenses associated with the Amended and Restated Credit Facility and provide funds for ongoing general corporate purposes

     Also in May 2002, the Company issued warrants to purchase 20.0 million shares of the Company's common stock.

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

Recent Accounting Pronouncements

     Effective January 1, 2001, Holding adopted Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this new standard did not have a material impact on Holding's financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principals Board ("APB") Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Any acquisitions made by Holding after June 2001 will be recorded in accordance with SFAS 141.

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will no longer be amortized but will be assessed at least annually for impairment using a fair value methodology. Holding stopped amortizing goodwill, effective January 1, 2002, and as a result an equivalent charge for goodwill amortization will not be made in 2002. Holding is still in the process of completing its transitional impairment test plan, which is expected to be completed by the end of the second quarter of 2002. Pro forma net loss for the three months ended March 31, 2001, excluding amortization of $3.2 million for that period would have been $11,462 compared to $14,698 as reported. The slight change in goodwill for the three months ended March 31, 2002 stems from changes in foreign currency exchange rates.

     Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is acreted to its present value each period, and the capitalized cost is depreciated over the useful live of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement. SFAS 143 is effective January 1, 2003. Holding does not expect the adoption of SFAS 143 to have a material impact on Holding's consolidated financial statements.

     In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 was effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on Holding's consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     There have been no material changes in Holding's market risk exposure from that reported in Holding's 10-K for the fiscal year ended December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      None.

ITEM 2.     CHANGES IN SECURITIES

      Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.1  (1) Amended and restated Credit Agreement dated as of May  14,
                      2002 among Hudson RCI, Holding, the Lenders party thereto, and Deutsche bank Trust Americas ("Deutsche Bank"), as administrative agent and collateral agent
            10.2  (1) Form of Amended and Restated Security Agreement dated as of May 14, 2002 between Hudson RCI and Deutsche Bank.
            10.13 (1) Form of Nonrecourse Pledge Agreement dated as of May 14,
                      2002 among the Pledgor and Deutsche Bank, as collateral agent for the Lenders.
            10.15 (1) Tecate Facility Sub-Lease
            10.16 (1) Form of Supplement No. 1 dated as of May 14, 2002, to the
                      Pledge Agreement.
            10.17 (1) Form of Master Assignment and Exchange Agreement dated as of May 14, 2002 by and among Holding, Hudson RCI, the financial institutions listed on the signature pages thereof, Deutsche Bank, as administrative agent for the Lenders and FSEP IV.
            10.18 (1) Letter agreement dated August 17, 2001 between Hudson RCI and Charles French.
            10.19 (1) Form of Stock Option Plan
            10.20 (1) Form of Stock Option Agreement
            10.21 (1) Receivables Purchase Agreement dated May 14, 2002 by and between Hudson RCI and HRC Holding.

      (b)   Reports on Form 8-K

            None.

---------------------

                  (1) Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Hudson Respiratory Care Inc. for the fiscal year ended December 31, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RIVER HOLDING CORP.,
                              a Delaware corporation

July 10, 2002                 By:   /s/ Patrick G. Yount
                                    --------------------------------------------
                                    Patrick G. Yount
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)