Form 10-Q
period 2002-06-30
RIVER HOLDING CORP
filed 2002-08-14
CIK 1061892

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                       Commission file number - 333-56135

                                ----------------

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

     The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 9,144,293 on August 14, 2002.

================================================================================

                      RIVER HOLDING CORP. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I        FINANCIAL INFORMATION

              Item 1.  River Holding Corp. Unaudited Condensed Consolidated Financial Statements:

                       Unaudited Condensed Consolidated Balance Sheets as of June 30, 2002 and
                       December 31, 2001................................................................................1

                       Unaudited  Condensed  Consolidated  Statements of Operations for the Three and Six
                       Months Ended  June 30,  2002 and June 30, 2001...................................................3

                       Unaudited Condensed  Consolidated  Statements of Cash Flows for the Six Months Ended
                       June 30, 2002 and June 30, 2001..................................................................4

                       Notes to Unaudited Condensed Consolidated Financial Statements...................................6

                       Hudson Respiratory Care Inc. Unaudited Condensed Consolidated Financial Statements:

                       Unaudited Condensed Consolidated Balance Sheets as of June 30, 2002 and
                       December 31, 2001...............................................................................15

                       Unaudited  Condensed  Consolidated  Statements of Operations  for the Three and
                       Six Months Ended  June 30,  2002 and June 30, 2001..............................................17

                       Unaudited Condensed  Consolidated  Statements of Cash Flows for the Six Months Ended
                       June 30, 2002 and June 30, 2001.................................................................18

                       Notes to Unaudited Condensed Consolidated Financial Statements..................................20


              Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                       Operations......................................................................................29

              Item 3.  Quantitative and Qualitative Disclosures About Market Risks ....................................37


PART II.      OTHER INFORMATION

              Item 1.  Legal Proceedings...............................................................................38

              Item 2.  Changes in Securities...........................................................................38

              Item 3.  Defaults Upon Senior Securities.................................................................38

              Item 4.  Submission of Matters to a Vote of Security Holders.............................................38

              Item 5.  Other Information...............................................................................38

              Item 6.  Exhibits and Reports on Form 8-K................................................................38

SIGNATURE..............................................................................................................39

                      RIVER HOLDING CORP. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (amounts in thousands)

                                                                                  JUNE 30,    DECEMBER 31,
                                                                                   2002          2001
                                                                                 ----------   ------------
CURRENT ASSETS:
 Cash .......................................................................    $    3,378   $      7,085
 Accounts receivable, less allowance for doubtful accounts of
  $1,167 and $1,801 at June 30, 2002 and December 31, 2001, respectively ....        20,595         19,287
 Inventories, net ...........................................................        23,915         25,218
 Other current assets .......................................................         1,811          1,265
                                                                                 ----------   ------------
       Total current assets .................................................        49,699         52,855

PROPERTY, PLANT AND EQUIPMENT, net ..........................................        51,852         53,613

OTHER ASSETS:
 Goodwill ...................................................................        32,877         28,498
 Deferred financing and other costs, net ....................................         8,625          8,316
 Other assets ...............................................................           762            823
                                                                                 ----------   ------------
       Total other assets ...................................................        42,264         37,637
                                                                                 ----------   ------------

       Total assets .........................................................    $  143,815   $    144,105
                                                                                 ==========   ============

       See notes to unaudited condensed consolidated financial statements

                      RIVER HOLDING CORP. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

               LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' DEFICIT

                (amounts in thousands, except per share amounts)

                                                                                  JUNE 30,    DECEMBER 31,
                                                                                   2002          2001
                                                                                 ----------   ------------
CURRENT LIABILITIES:
 Notes payable to bank ....................................................      $   22,927   $     20,680
 Accounts payable .........................................................           9,683         14,943
 Accrued liabilities ......................................................          18,663         17,520
                                                                                 ----------   ------------
 Total current liabilities ................................................          51,273         53,143

NOTE PAYABLE TO AFFILIATE .................................................          37,217         17,217

NOTES PAYABLE TO BANK, net of current portion .............................          53,000         73,250

SENIOR SUBORDINATED NOTES PAYABLE .........................................         115,000        115,000

OTHER NON-CURRENT LIABILITIES .............................................           1,480          1,187
                                                                                 ----------   ------------

  Total liabilities .......................................................         257,970        259,797

MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value;
 1,800 shares authorized; 470 and 445 shares issued and
 outstanding at June 30, 2002 and December 31, 2001,
 respectively; liquidation preference -- $47,031 and
 $44,474 respectively .....................................................          46,613         43,847
 Accrued preferred stock dividend, payable in kind ........................           1,127          1,142
                                                                                 ----------   ------------
                                                                                     47,740         44,989

STOCKHOLDERS' EQUITY (DEFICIT):
 Junior preferred stock, $0.01 par value; 6 shares authorized;
  3 shares issued and outstanding at June 30, 2002 and
  December 31, 2001 .......................................................           3,325          3,137
 Common stock, $0.01 par value; 15,000 shares authorized;
  9,144 issued and outstanding at June 30, 2002 and
  December 31, 2001 .......................................................          97,848         97,848
 Additional paid in capital ...............................................             750             --
 Cumulative translation adjustment ........................................           1,957           (234)
 Accumulated deficit ......................................................        (265,775)      (261,432)
                                                                                 ----------   ------------
  Total stockholders' deficit .............................................        (161,895)      (160,681)
                                                                                 ----------   ------------

            Total liabilities, mandatorily-redeemable preferred stock
             and stockholders' deficit ....................................      $  143,815   $    144,105
                                                                                 ==========   ============

       See notes to unaudited condensed consolidated financial statements

                      RIVER HOLDING CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (amounts in thousands)

                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 -------------------------  ------------------------
                                                                   JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                                                     2002         2001          2002         2001
                                                                 -----------  -----------   -----------  -----------
NET SALES...................................................     $    41,477  $     40,801  $    84,462  $    78,606
COST OF SALES...............................................          24,129        25,525       49,619       54,121
                                                                 -----------  ------------  -----------  -----------
  Gross Profit..............................................          17,348        15,276       34,843       24,485
OPERATING EXPENSES:
  Selling, distribution, general & administrative...........          11,641        13,261       23,463       25,782
  Amortization of goodwill..................................              --         2,549           --        5,785
  Research and development..................................             815           436        1,412          901
                                                                 -----------  ------------  -----------  -----------
                                                                      12,456        16,246       24,875       32,468
                                                                 -----------  ------------  -----------  -----------
    Income (loss) from operations...........................           4,892          (970)       9,968       (7,983)

INTEREST EXPENSE AND OTHER, net.............................           5,183         6,343       10,046       13,842
                                                                 -----------  ------------  -----------  -----------

    Net loss before provision for income taxes..............            (291)       (7,313)         (78)     (21,825)

PROVISION FOR INCOME TAXES..................................             902           340        1,326          527
                                                                 -----------  ------------  -----------  -----------

                                                                 $    (1,193) $     (7,653) $    (1,404) $   (22,352)
                                                                 ===========  ============  ===========  ===========
    Net loss................................................

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation gain.........................           1,778         3,831        2,191        4,560
                                                                 -----------  ------------  -----------  -----------

    Comprehensive income (loss).............................     $       585  $     (3,822) $       787  $   (17,792)
                                                                 ===========  ============  ===========  ===========

       See notes to unaudited condensed consolidated financial statements

                      RIVER HOLDING CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (amount in thousands)

                                                                                    SIX MONTHS ENDED
                                                                                -----------------------
                                                                                 JUNE 30,     JUNE 30,
                                                                                   2002         2001
                                                                                ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................................     $   (1,404)  $  (22,352)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities-
      Depreciation and amortization .......................................          5,776        9,648
      Amortization of deferred financing costs ............................            888          505
      Provision for bad debts .............................................             54           --
      Loss on disposal of equipment .......................................             46           --
  Change in operating assets and liabilities:
      Accounts receivable .................................................           (568)        (411)
      Inventories .........................................................          2,094       10,120
      Other current assets ................................................            375          (70)
      Other assets ........................................................             83       (2,323)
      Accounts payable ....................................................         (6,140)      (9,156)
      Accrued liabilities .................................................             63           30
      Other non-current liabilities .......................................             96          981
                                                                                ----------   ----------
         Net cash provided by (used in) operating activities ..............          1,363      (13,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ..............................         (3,904)      (2,464)
  Proceeds from sales of property, plant and equipment ....................             11        4,464
                                                                                ----------   ----------
         Net cash (used in) provided by investing activities ..............         (3,893)       2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to bank ......................................        (20,258)      (3,500)
  Proceeds from bank borrowings ...........................................             --        6,227
  Repayment of notes payable to affiliates ................................             --       (6,000)
  Proceeds from notes payable to affiliates ...............................         20,000        9,451
  Sale of common stock, net of issuance costs .............................             --          803
  Additions of deferred financing costs ...................................           (447)         215
                                                                                ----------   ----------
         Net cash (used in) provided by financing activities ..............           (705)       7,196

Effect of exchange rate changes on cash ...................................           (472)       4,560
                                                                                ----------   ----------

NET (DECREASE) INCREASE IN CASH ...........................................         (3,707)         728

CASH, beginning of period .................................................          7,085        3,530
                                                                                ----------   ----------

CASH, end of period .......................................................     $    3,378   $    4,258
                                                                                ==========   ==========

       See notes to unaudited condensed consolidated financial statements

                                                                                      SIX MONTHS ENDED
                                                                             ---------------------------------
                                                                                 JUNE 30,          JUNE 30,
                                                                                   2002             2001
                                                                             ---------------   ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:

     Interest...........................................................     $         8,747   $         7,693
                                                                             ===============   ===============

     Income taxes.......................................................     $         1,856   $            --
                                                                             ===============   ===============
NON-CASH FINANCING ACTIVITIES:
   Preferred dividends accrued or paid-in-kind...........................    $         2,734   $         2,361
                                                                             ===============   ===============

   Issuance of Warrants..................................................    $           750   $            --
                                                                             ===============   ===============

       See notes to unaudited condensed consolidated financial statements

                      RIVER HOLDING CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

1. Financial Statements. River Holding Corp. ("Holding") is a holding company with no other operations than those of its majority-owned subsidiary, Hudson Respiratory Care Inc. (the "Company"). The condensed consolidated financial statements included herein have been prepared by Holding, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2002, the results of operations for the three-month and six-month periods ended June 30, 2002 and June 30, 2001 and statements of cash flows for the six-month periods ended June 30, 2002 and June 30, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although Holding believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with Holding's 2001 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be achieved for a full year.

     Management Plans to Improve Financial Condition and Results of Operations

     Management believes that Holding's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing as may be required and, ultimately to attain profitable operations. As further discussed in Note 5, on May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement. As part of this amendment, the Company issued $20 million in new senior term notes with warrants to Holding's majority shareholder.

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

     Significant Accounting Estimates

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

     Recent Accounting Pronouncements

     Effective January 1, 2001, Holding adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS No. 137 and SFAS No.
138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this new standard did not have a material impact on Holding's financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Any acquisitions made by Holding after June 2001 will be recorded in accordance with SFAS 141.

     Effective January 1, 2002, Holding adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill is no longer amortized and is assessed at least annually for impairment using a fair value methodology. Holding stopped amortizing goodwill, effective January 1, 2002, and as a result no charge for goodwill amortization is included in the 2002 financial statements. Holding completed its transitional impairment test of goodwill as of January 1, 2002 in the second quarter of 2002, which indicates no impairment of existing goodwill. Net loss for the three and six months ended June 30, 2001, excluding amortization of goodwill would have been (in thousands) $5,104 and $16,567 compared to $7,653 and $22,352, respectively. The change in goodwill for the six months ended June 30, 2002 is the result of changes in foreign currency exchange rates. Holding operates in two reporting units; North American operations (also the guarantor) and international operations (also the non-guarantor). These two reporting units are identical to the operating segments described in Note 3.

     Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement. SFAS 143 is effective January 1, 2003. Holding does not expect the adoption of SFAS 143 to have a material impact on Holding's financial statements.

     In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 was effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on Holding's financial statements.

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Holding will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

2. Inventories. Inventories consisted of the following (amounts in thousands):

                                                            JUNE 30,         DECEMBER 31,
                                                              2002              2001
                                                          -------------     -------------
Raw materials........................................     $       4,884     $       7,377
Work-in-process......................................             5,358             5,392
Finished goods.......................................            15,701            14,481
                                                          -------------     -------------
                                                                 25,943            27,250
Provision for obsolescence...........................            (2,028)           (2,032)
                                                          -------------     -------------
                                                          $      23,915     $      25,218
                                                          =============     =============

3. Segment Data and Subsidiaries Guaranteeing Debt. The Company presents segment information externally based on how management uses financial data internally to make operating decisions and assess performance. The company has two operating segments: United States, or guarantor, and international or non-guarantor. The non-guarantor subsidiaries consist principally of Hudson RCI AB and subsidiaries (whose operations are principally international). Under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's operating segments are the same as its reporting segments.

     The Company is the 100% owner of certain subsidiaries that do not guarantee the Company's senior subordinated notes and certain bank debt. The following tables disclose required consolidating financial information for guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                              JUNE 30, 2002
                                                           ----------------------------------------------------
                                                                          NON-
                                                           GUARANTOR    GUARANTOR    ELIMINATIONS      TOTAL
                                                           ----------   ----------   -------------   ----------
                                     ASSETS
CURRENT ASSETS:
  Cash ................................................    $    1,020   $    2,358   $          --   $    3,378
  Accounts receivable .................................        14,664        5,931              --       20,595
  Receivables from non-guarantor ......................         1,320           --          (1,320)          --
  Inventories .........................................        19,032        5,599            (716)      23,915
  Other current assets ................................           866          945              --        1,811
                                                           ----------   ----------   -------------   ----------
     Total current assets .............................        36,902       14,833          (2,036)      49,699

PROPERTY, PLANT
 AND EQUIPMENT, NET ...................................        50,615        1,237              --       51,852

OTHER ASSETS:
  Goodwill, net .......................................            --       32,877              --       32,877
  Deferred financing and other costs, net .............         8,625           --              --        8,625
  Investment in non-guarantor subsidiaries at cost ....        28,636        4,000         (32,636)          --
  Other ...............................................           762           --              --          762
                                                           ----------   ----------   -------------   ----------
     Total other assets ...............................        38,023       36,877         (32,636)      42,264
                                                           ----------   ----------   -------------   ----------
                                                           $  125,540   $   52,947   $     (34,672)  $  143,815
                                                           ==========   ==========   =============   ==========

             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable to bank ...............................    $    6,750   $   16,177   $          --   $   22,927
  Accounts payable ....................................         8,655        1,028              --        9,683
  Payables to guarantor ...............................            --        1,320          (1,320)          --
  Accrued liabilities .................................        14,462        4,201              --       18,663
                                                           ----------   ----------   -------------   ----------
     Total current liabilities ........................        29,867       22,726          (1,320)      51,273
OTHER LIABILITIES:
  NOTE PAYABLE TO AFFILIATE ...........................        26,951       10,266              --       37,217
  NOTES PAYABLE TO BANK, net of current portion .......        53,000           --              --       53,000
  SENIOR SUBORDINATED NOTES PAYABLE ...................       115,000           --              --      115,000
  OTHER NON-CURRENT LIABILITIES .......................           167        1,313              --        1,480
                                                           ----------   ----------   -------------   ----------
     Total liabilities ................................       224,985       34,305          (1,320)     257,970

Mandatorily-redeemable preferred stock ................        47,740           --              --       47,740
                                                           ----------   ----------   -------------   ----------

COMMON STOCK ..........................................        97,848       28,636         (28,636)      97,848
STOCKHOLDERS' EQUITY (DEFICIT) ........................      (245,033)      (9,994)         (4,716)    (259,743)
                                                           ----------   ----------   -------------   ----------
                                                           $  125,540   $   52,947   $     (34,672)  $  143,815
                                                           ==========   ==========   =============   ==========

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                            DECEMBER 31, 2001
                                                           ----------------------------------------------------
                                                                          NON-
                                                           GUARANTOR    GUARANTOR    ELIMINATIONS      TOTAL
                                                           ----------   ----------   -------------   ----------
                           ASSETS
CURRENT ASSETS:
  Cash ................................................    $    4,713   $    2,372   $          --   $    7,085
  Accounts receivable .................................        13,989        5,298              --       19,287
  Receivables from non-guarantor ......................         6,515           --          (6,515)          --
  Inventories .........................................        20,377        7,030          (2,189)      25,218
  Other current assets ................................         2,758       13,553         (15,046)       1,265
                                                           ----------   ----------   -------------   ----------
     Total current assets .............................        48,352       28,253         (23,750)      52,855

PROPERTY, PLANT
 AND EQUIPMENT, NET ...................................        52,470        1,143              --       53,613

OTHER ASSETS:
  Goodwill, net .......................................            --       28,498              --       28,498
  Deferred financing and other costs, net .............         8,316           --              --        8,316
  Investment in non-guarantor subsidiaries ............        28,623           --         (28,623)          --
  Other ...............................................           599          224              --          823
                                                           ----------   ----------   -------------   ----------
     Total other assets ...............................        37,538       28,722         (28,623)      37,637
                                                           ----------   ----------   -------------   ----------

                                                           $  138,360   $   58,118   $     (52,373)  $  144,105
                                                           ==========   ==========   =============   ==========

  LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
             STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable to bank ...............................    $    3,750   $   16,930   $          --   $   20,680
  Accounts payable ....................................        13,761        1,182              --       14,943
  Payables to guarantor ...............................            --        6,515          (6,515)          --
  Accrued liabilities .................................        14,584       15,356         (12,420)      17,520
                                                           ----------   ----------   -------------   ----------
     Total current liabilities ........................        32,095       39,983         (18,935)      53,143
OTHER LIABILITIES:
  NOTE PAYABLE TO AFFILIATE ...........................        14,951        2,266              --       17,217
  NOTES PAYABLE TO BANK, net of current portion .......        73,250           --              --       73,250
  SENIOR SUBORDINATED NOTES PAYABLE ...................       115,000           --              --      115,000
  OTHER NON-CURRENT LIABILITIES .......................           146        1,041              --        1,187
                                                           ----------   ----------   -------------   ----------
     Total liabilities ................................       235,442       43,290         (18,935)     259,797

Mandatorily-redeemable preferred stock ................        44,989           --              --       44,989
                                                           ----------   ----------   -------------   ----------

STOCKHOLDERS' EQUITY (DEFICIT) ........................      (142,071)      14,828         (33,438)    (160,681)
                                                           ----------   ----------   -------------   ----------

                                                           $  138,360   $   58,118   $     (52,373)  $  144,105
                                                           ==========   ==========   =============   ==========

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                   THREE MONTHS ENDED JUNE 30, 2002
                                                           ----------------------------------------------------
                                                                          NON-
                                                           GUARANTOR    GUARANTOR    ELIMINATIONS      TOTAL
                                                           ----------   ----------   -------------   ----------
NET SALES .............................................    $   36,085   $    9,034   $      (3,642)  $   41,477
COST OF SALES .........................................        24,026        4,231          (4,128)      24,129
                                                           ----------   ----------   -------------   ----------
  Gross Profit ........................................        12,059        4,803             486       17,348
OPERATING EXPENSES:
  Selling, distribution, general and administrative ...         9,103        2,538              --       11,641
  Amortization of goodwill ............................            --           --              --           --
  Research and development ............................           530          285              --          815
                                                           ----------   ----------   -------------   ----------
                                                                9,633        2,823              --       12,456
                                                           ----------   ----------   -------------   ----------
  Income from operations ..............................         2,426        1,980             486        4,892

INTEREST EXPENSE AND OTHER, net: ......................         4,820          380             (17)       5,183
                                                           ----------   ----------   -------------   ----------

  Net (loss) income before provision for income taxes .        (2,394)       1,600             503         (291)
PROVISION FOR INCOME TAXES ............................            --          902              --          902
                                                           ----------   ----------   -------------   ----------

Net (loss) income                                          $   (2,394)  $      698   $         503   $   (1,193)
                                                           ==========   ==========   =============   ==========

                                                                   THREE MONTHS ENDED JUNE 30, 2001
                                                           ----------------------------------------------------
                                                                          NON-
                                                           GUARANTOR    GUARANTOR    ELIMINATIONS      TOTAL
                                                           ----------   ----------   -------------   ----------
NET SALES .............................................    $   37,026   $    7,033   $      (3,258)  $   40,801
COST OF SALES .........................................        25,288        3,734          (3,497)      25,525
                                                           ----------   ----------   -------------   ----------
  Gross Profit ........................................        11,738        3,299             239       15,276
OPERATING EXPENSES:
  Selling, distribution, general and administrative ...        11,531        1,730              --       13,261
  Amortization of goodwill ............................         1,655          894              --        2,549
  Research and development ............................           179          257              --          436
                                                           ----------   ----------   -------------   ----------
                                                               13,365        2,881              --       16,246
                                                           ----------   ----------   -------------   ----------
  Income (loss) from operations .......................        (1,627)         418             239         (970)

INTEREST EXPENSE AND OTHER, net: ......................         4,949          425             969        6,343
                                                           ----------   ----------   -------------   ----------

  Net loss before provision for income taxes ..........        (6,576)          (7)           (730)      (7,313)
PROVISION FOR INCOME TAXES ............................            --          340              --          340
                                                           ----------   ----------   -------------   ----------

Net Loss ..............................................    $   (6,576)  $     (347)  $        (730)  $   (7,653)
                                                           ==========   ==========   =============   ==========

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                    SIX MONTHS ENDED JUNE 30, 2002
                                                           ----------------------------------------------------
                                                                          NON-
                                                           GUARANTOR    GUARANTOR    ELIMINATIONS      TOTAL
                                                           ----------   ----------   -------------   ----------
NET SALES .............................................    $   73,948   $   17,588   $      (7,074)  $   84,462
COST OF SALES .........................................        48,302        8,953          (7,636)      49,619
                                                           ----------   ----------   -------------   ----------
  Gross Profit ........................................        25,646        8,635             562       34,843
OPERATING EXPENSES:
  Selling, distribution, general and administrative ...        18,605        4,858              --       23,463
  Amortization of goodwill ............................            --           --              --           --
  Research and development ............................           865          547              --        1,412
                                                           ----------   ----------   -------------   ----------
                                                               19,470        5,405              --       24,875
                                                           ----------   ----------   -------------   ----------
  Income from operations ..............................         6,176        3,230             562        9,968

INTEREST EXPENSE AND OTHER, net:                                9,354          692              --       10,046
                                                           ----------   ----------   -------------   ----------

  Net (loss) income before provision for income taxes .        (3,178)       2,538             562          (78)
PROVISION FOR INCOME TAXES ............................            --        1,326              --        1,326
                                                           ----------   ----------   -------------   ----------

Net (loss) income .....................................    $   (3,178)  $    1,212   $         562   $   (1,404)
                                                           ==========   ==========   =============   ==========

                                                                    SIX MONTHS ENDED JUNE 30, 2001
                                                           ----------------------------------------------------
                                                                          NON-
                                                           GUARANTOR    GUARANTOR    ELIMINATIONS      TOTAL
                                                           ----------   ----------   -------------   ----------
NET SALES .............................................    $   72,219   $   13,008   $      (6,621)  $   78,606
COST OF SALES .........................................        53,254        6,935          (6,068)      54,121
                                                           ----------   ----------   -------------   ----------
  Gross Profit ........................................        18,965        6,073            (553)      24,485
OPERATING EXPENSES:
  Selling, distribution, general and administrative ...        22,619        3,163              --       25,782
  Amortization of goodwill ............................         3,310        2,475              --        5,785
  Research and development ............................           394          507              --          901
                                                           ----------   ----------   -------------   ----------
                                                               26,323        6,145              --       32,468
                                                           ----------   ----------   -------------   ----------
  Loss from operations ................................        (7,358)         (72)           (553)      (7,983)

INTEREST EXPENSE AND OTHER, net .......................         9,585        2,175           2,082       13,842
                                                           ----------   ----------   -------------   ----------

  Net loss before provision for income taxes ..........       (16,943)      (2,247)         (2,635)     (21,825)
PROVISION FOR INCOME TAXES ............................            --          527              --          527
                                                           ----------   ----------   -------------   ----------

Net loss ..............................................    $  (16,943)  $   (2,774)  $      (2,635)  $  (22,352)
                                                           ==========   ==========   =============   ==========

                      RIVER HOLDING CORP. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                             SIX MONTHS ENDED JUNE 30, 2002
                                                                         -------------------------------------
                                                                                         NON-
                                                                         GUARANTOR    GUARANTOR       TOTAL
                                                                         ---------    ----------    ----------
Net cash provided by (used in) operating activities..................    $   5,559    $   (4,196)   $    1,363
Net cash used in investing activities................................       (3,620)         (273)       (3,893)
Net cash (used in) provided by financing activities..................       (5,697)        4,992          (705)
Effect of exchange rate changes on cash..............................           65          (537)         (472)
                                                                         ---------    ----------    ----------
NET DECREASE IN CASH.................................................       (3,693)          (14)       (3,707)
CASH, beginning of period............................................        4,713         2,372         7,085
                                                                         ---------    ----------    ----------
CASH, end of period..................................................    $   1,020    $    2,358    $    3,378
                                                                         =========    ==========    ==========

                                                                             SIX MONTHS ENDED JUNE 30, 2001
                                                                         -------------------------------------
                                                                                         NON-
                                                                         GUARANTOR    GUARANTOR       TOTAL
                                                                         ---------    ----------    ----------
Net cash used in operating activities................................    $  (4,535)   $   (8,493)   $  (13,028)
Net cash (used in) provided by investing activities..................       (1,977)        3,977         2,000
Net cash provided by financing activities............................        3,735         3,461         7,196
Effect of exchange rate changes on cash..............................           --         4,560         4,560
                                                                         ---------    ----------    ----------
NET (DECREASE) INCREASE IN CASH......................................       (2,777)        3,505           728
CASH, beginning of period............................................          437         3,093         3,530
                                                                         ---------    ----------    ----------

CASH, end of period..................................................    $  (2,340)   $    6,598    $    4,258
                                                                         =========    ==========    ==========

     The Company's percentage of sales by geographic region for the three and six month period ended June 30, 2002 and June 30, 2001 is as follows:

                                                                               Three Months Ended
                                                                          ----------------------------
                                                                            June 30,         June 30,
                                                                              2002            2001
                                                                          ------------     -----------
     Domestic......................................................               74.5%           74.6%
     Europe........................................................               15.2            13.9
     Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)....                6.0             8.0
     Canada........................................................                1.6             1.4
     Other international...........................................                2.7             2.1
                                                                          ------------     -----------
                                                                                 100.0%          100.0%
                                                                          ============     ===========

                                                                                Six Months Ended
                                                                          ----------------------------
                                                                            June 30,         June 30,
                                                                              2002             2001
                                                                          ------------     -----------

     Domestic......................................................               75.4%           77.0%
     Europe........................................................               15.0            13.2
     Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)....                5.7             6.5
     Canada........................................................                1.6             1.5
     Other international...........................................                2.3             1.8
                                                                          ------------     -----------
                                                                                 100.0%          100.0%
                                                                          ============     ===========

4. Commitments and Contingencies. Holding is not a party to any material lawsuits or other proceedings, including suits relating to product liability and patent infringement. While the results of Holding's other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position or results of operations of Holding.

5. Credit Facility. On May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement. As part of this amendment, the Company issued $20 million in new senior term notes with warrants to Holding's majority stockholder, $12.0 million of which was exchanged for bank term loans previously acquired. These notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004. Proceeds from the senior notes were used to pay interest due under the Subordinated Notes, fund expenses associated with the amendment and provide funds for ongoing working capital purposes. Under the terms of the amendment to the Credit Facility, the lenders and the Company agreed to (i) waive all existing events of default; (ii) extend the final maturity of the Credit Facility to June 30, 2004; (iii) amend existing amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend future financial covenants.

6. Additional Paid In Capital. In conjunction with the debt restructuring the Company issued to Holding's majority stockholder warrants to purchase 20 million shares of common stock the warrants are exercisable upon issuance for $1.00 per share and expire on May 15, 2009. The warrants were valued at $750,000, based on the Black-Sholes valuation model. The fair value of these warrants was estimated at the date of grant with the following assumptions; 5-year risk-free interest rate of 5.25%; no dividend yield; an average volatility factor of 50.0%; and weighted average expected lives of 7 years. The warrant value was deferred and is being amortized to interest expense over the term of the debt.

7. Hudson RCI AB Bank Facility. As of June 30, 2002, Holding's wholly-owned Swedish subsidiary, Hudson RCI AB, was not in compliance with certain financial covenants of the Hudson RCI AB bank facility. Holding and Hudson RCI AB are currently in discussions with the lender and expect to receive a waiver curing all defaults (see the "Liquidity and Capital Resources" section of Item 2). Due to the uncertainty of receiving this waiver from the lenders, Holding has classified the entire Hudson RCI AB bank facility as a current liability on the consolidated balance sheet. The Credit Facility and Senior Subordinated notes are not cross-defaulted to the Hudson RCI AB bank facility.

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (A MAJORITY-OWNED SUBSIDIARY OF RIVER HOLDING CORP.)

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (amounts in thousands)

                                                                               JUNE 30,         DECEMBER 31,
                                                                                 2002              2001
                                                                              -----------       ------------
CURRENT ASSETS:
 Cash....................................................................     $     3,378       $      7,085
 Accounts receivable, less allowance for doubtful accounts of
  $1,167 and $1,801 at June 30, 2002 and December 31, 2001,
  respectively...........................................................          20,595             19,287
 Inventories, net........................................................          23,915             25,218
 Other current assets....................................................           2,069              1,483
                                                                              -----------       ------------
       Total current assets..............................................          49,957             53,073

PROPERTY, PLANT AND EQUIPMENT, net.......................................          45,637             46,268

OTHER ASSETS:
 Goodwill................................................................          32,877             28,498
 Deferred financing and other costs, net.................................           8,625              8,316
 Other assets............................................................             839                900
                                                                              -----------       ------------
       Total other assets................................................          42,341             37,714
                                                                              -----------       ------------

       Total assets......................................................     $   137,935       $    137,055
                                                                              ===========       ============

       See notes to unaudited condensed consolidated financial statements

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (A MAJORITY-OWNED SUBSIDIARY OF RIVER HOLDING CORP.)

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

               LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' DEFICIT

                (amounts in thousands, except per share amounts)

                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     2002          2001
                                                                                  ----------   -------------
CURRENT LIABILITIES:
 Notes payable to bank ......................................................     $   22,927   $      20,680
 Accounts payable ...........................................................          9,683          15,251
 Accrued liabilities ........................................................         18,753          17,302
                                                                                  ----------   -------------
 Total current liabilities ..................................................         51,363          53,233

NOTE PAYABLE TO AFFILIATE ...................................................         37,217          17,217

NOTES PAYABLE TO BANK, net of current portion ...............................         53,000          73,250

SENIOR SUBORDINATED NOTES PAYABLE ...........................................        115,000         115,000

OTHER NON-CURRENT LIABILITIES ...............................................          1,480           1,187
                                                                                  ----------   -------------

  Total liabilities .........................................................        258,060         259,887

MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value;
 1,800 shares authorized; 470 and 445 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively;
 liquidation preference -- $47,031 and $44,474 respectively .................         46,613          43,847
 Accrued preferred stock dividend, payable in kind ..........................          1,127           1,142
                                                                                  ----------   -------------
                                                                                      47,740          44,989

STOCKHOLDERS' EQUITY (DEFICIT):
 Junior preferred stock, $0.01 par value; 6 shares authorized;
  3 shares issued and outstanding at June 30, 2002 and December
  31, 2001 ..................................................................          3,325           3,137
 Common stock, $0.01 par value; 15,000 shares authorized; 10,654 issued
  and outstanding at June 30, 2002 and December 31, 2001 ....................         98,258          98,258
 Additional paid in capital .................................................            750              --
 Cumulative translation adjustment ..........................................          1,493            (698)
 Accumulated deficit ........................................................       (271,691)       (268,518)
                                                                                  ----------   -------------
  Total stockholders' deficit ...............................................       (167,865)       (167,821)
                                                                                  ----------   -------------

            Total liabilities, mandatorily-redeemable preferred stock
             and stockholders' deficit ......................................     $  137,935   $     137,055
                                                                                  ==========   =============

       See notes to unaudited condensed consolidated financial statements

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (A MAJORITY-OWNED SUBSIDIARY OF RIVER HOLDING CORP.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (amounts in thousands)

                                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     -----------------------   -----------------------
                                                                      JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                                        2002        2001         2002          2001
                                                                     ----------   ----------   ----------   ----------
NET SALES ......................................................     $   41,477   $   40,801   $   84,462   $   78,606
COST OF SALES ..................................................         23,564       24,961       48,489       52,991
                                                                     ----------   ----------   ----------   ----------
  Gross Profit .................................................         17,913       15,840       35,973       25,615
OPERATING EXPENSES:
  Selling, distribution, general & administrative ..............         11,601       13,261       23,423       25,782
  Amortization of goodwill .....................................             --        1,279           --        3,245
  Research and development .....................................            815          436        1,412          901
                                                                     ----------   ----------   ----------   ----------
                                                                         12,416       14,976       24,835       29,928
                                                                     ----------   ----------   ----------   ----------
    Income (loss) from operations ..............................          5,497          864       11,138       (4,313)

INTEREST EXPENSE AND OTHER, net ................................          5,183        6,343       10,046       13,842
                                                                     ----------   ----------   ----------   ----------

    Net income (loss) before provision for income taxes ........            314       (5,479)       1,092      (18,155)

PROVISION FOR INCOME TAXES .....................................            902          340        1,326          527
                                                                     ----------   ----------   ----------   ----------

    Net loss ...................................................     $     (588)  $   (5,819)  $     (234)  $  (18,682)
                                                                     ==========   ==========   ==========   ==========


OTHER COMPREHENSIVE INCOME:
  Foreign currency translation gain ............................          1,778        3,831        2,191        4,560
                                                                     ----------   ----------   ----------   ----------

      Comprehensive income (loss) ..............................     $    1,190   $   (1,988)  $    1,957   $  (14,122)
                                                                     ==========   ==========   ==========   ==========

       See notes to unaudited condensed consolidated financial statements

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (A MAJORITY-OWNED SUBSIDIARY OF RIVER HOLDING CORP.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (amount in thousands)

                                                                                      SIX MONTHS ENDED
                                                                                   -----------------------
                                                                                    JUNE 30,     JUNE 30,
                                                                                      2002         2001
                                                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................     $     (234)  $  (18,682)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
       Depreciation and amortization .........................................          4,646        5,979
       Amortization of deferred financing costs ..............................            888          505
       Provision for bad debts ...............................................             54           --
       Loss on disposal of equipment .........................................             46           --
  Change in operating assets and liabilities:
       Accounts receivable ...................................................           (568)        (411)
       Inventories ...........................................................          2,094       10,120
       Other current assets ..................................................            375          (71)
       Other assets ..........................................................             83       (2,323)
       Accounts payable ......................................................         (6,140)      (8,553)
       Accrued liabilities ...................................................             23         (573)
       Other non-current liabilities .........................................             96          981
                                                                                   ----------   ----------
         Net cash provided by (used in) operating activities .................          1,363      (13,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .................................         (3,904)      (2,464)
  Proceeds from sales of property, plant and equipment .......................             11        4,464
                                                                                   ----------   ----------
         Net cash (used in) provided by investing activities .................         (3,893)       2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to bank .........................................        (20,258)      (3,500)
  Proceeds from bank borrowings ..............................................             --        6,227
  Repayment of notes payable to affiliates ...................................             --       (6,000)
  Proceeds from notes payable to affiliates ..................................         20,000        9,451
  Sale of common stock, net of issuance costs ................................             --          803
  Additions of deferred financing costs ......................................           (447)         215
                                                                                   ----------   ----------
         Net cash (used in) provided by financing activities .................           (705)       7,196

Effect of exchange rate changes on cash ......................................           (472)       4,560
                                                                                   ----------   ----------

NET (DECREASE) INCREASE IN CASH ..............................................         (3,707)         728

CASH, beginning of period ....................................................          7,085        3,530
                                                                                   ----------   ----------

CASH, end of period ..........................................................     $    3,378   $    4,258
                                                                                   ==========   ==========

       See notes to unaudited condensed consolidated financial statements

                                                                                      SIX MONTHS ENDED
                                                                             ---------------------------------
                                                                                  JUNE 30,        JUNE 30,
                                                                                    2002            2001
                                                                             ---------------   ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest...........................................................      $         8,747   $         7,693
                                                                             ===============   ===============

    Income taxes (primarily foreign)...................................      $         1,856   $            --
                                                                             ===============   ===============
NON-CASH FINANCING ACTIVITIES:

  Preferred dividends accrued or paid-in-kind...........................     $         2,734   $         2,361
                                                                             ===============   ===============

  Issuance of warrants..................................................     $           750   $            --
                                                                             ===============   ===============

       See notes to unaudited condensed consolidated financial statements

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (A MAJORITY-OWNED SUBSIDIARY OF RIVER HOLDING CORP.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

1. Financial Statements. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2002, the results of operations for the three month and six month periods ended June 30, 2002 and June 30, 2001 and statements of cash flows for the six month periods ended June 30, 2002 and June 30, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 2001 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and six-month period ended June 30, 2002 are not necessarily indicative of the results to be achieved for a full year.

     Management Plans to Improve Financial Condition and Results of Operations

     Management believes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing as may be required and, ultimately to attain profitable operations. As further discussed in Note 5, on May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement. As part of this amendment, the Company issued $20 million in new senior term notes with warrants to the Company's majority shareholder.

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

     Significant Accounting Estimates

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

     Recent Accounting Pronouncements

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS No. 137 and SFAS No.
138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this new standard did not have a material impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Any acquisitions made by the Company after June 2001 will be recorded in accordance with SFAS 141.

     Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill is no longer amortized and is assessed at least annually for impairment using a fair value methodology. The Company stopped amortizing goodwill, effective January 1, 2002, and as a result, no charges for goodwill amortization are included in the 2002 financial statements. The Company completed its transitional impairment test of goodwill as of January 1, 2002 in the second quarter of 2002, which indicates no impairment of existing goodwill. Net loss for the three and six months ended June 30, 2001, excluding amortization of goodwill would have been (in thousands) $4,540 and $15,437 compared to $5,819 and $18,682, respectively. The change in goodwill for the six months ended June 30, 2002 is the result of changes in foreign currency exchange rates. The Company operates in two reporting units; North American operations (also the guarantor) and international operations (also the non-guarantor). These two reporting units are identical to the operating segments described in Note 3.

     Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement. SFAS 143 is effective January 1, 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's financial statements.

     Effective January 1, 2002, the Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS 144 did not have a material impact on the Company's financial statements.

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

2.   Inventories. Inventories consisted of the following (amounts in thousands):

                                                                              JUNE 30,          DECEMBER 31,
                                                                               2002                 2001
                                                                           -------------        ------------
Raw materials........................................................      $       4,884        $      7,377
Work-in-process......................................................              5,358               5,392
Finished goods.......................................................             15,701              14,481
                                                                           -------------        ------------
                                                                                  25,943              27,250
Provision for obsolescence...........................................             (2,028)             (2,032)
                                                                           -------------        ------------
                                                                           $      23,915        $     25,218
                                                                           =============        ============

3. Segment Data and Subsidiaries Guaranteeing Debt. The Company presents segment information externally based on how management uses financial data internally to make operating decisions and assess performance. The company has two operating segments: United States, or guarantor, and international or non-guarantor. The non-guarantor subsidiaries consist principally of Hudson RCI AB and subsidiaries (whose operations are principally international). Under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's operating segments are the same as its reporting segments.

     The Company is the 100% owner of certain subsidiaries that do not guarantee the Company's senior subordinated notes and certain bank debt. The following tables disclose required consolidating financial information for guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                             JUNE 30, 2002
                                                        --------------------------------------------------------
                                                                            NON-
                                                         GUARANTOR       GUARANTOR    ELIMINATIONS      TOTAL
                                                        -----------      ---------    ------------   -----------
                           ASSETS
CURRENT ASSETS:
   Cash...........................................      $     1,020      $   2,358     $      --     $     3,378
   Accounts receivable............................           14,664          5,931            --          20,595
   Receivables from non-guarantor.................            1,320             --        (1,320)             --
   Inventories....................................           19,032          5,599          (716)         23,915
   Other current assets...........................            1,124            945            --           2,069
                                                        -----------      ---------     ---------     -----------
      Total current assets........................           37,160         14,833        (2,036)         49,957

PROPERTY, PLANT
  AND EQUIPMENT, NET..............................           44,400          1,237            --          45,637

OTHER ASSETS:
   Goodwill.......................................               --         32,877            --          32,877
   Deferred financing and other costs, net........            8,625             --            --           8,625
   Investment in non-guarantor subsidiaries at cost          28,636          4,000       (32,636)             --
   Other..........................................              839             --            --             839
                                                        -----------      ---------     ---------     -----------
      Total other assets..........................           38,100         36,877       (32,636)         42,341
                                                        -----------      ---------     ---------     -----------
                                                        $   119,660      $  52,947     $ (34,672)    $   137,935
                                                        ===========      =========     =========     ===========

             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable to bank.........................       $     6,750      $  16,177     $      --     $    22,927
   Accounts payable..............................             8,655          1,028            --           9,683
   Payables to guarantor.........................                --          1,320        (1,320)             --
   Accrued liabilities...........................            14,552          4,201            --          18,753
                                                        -----------      ---------     ---------     -----------
      Total current liabilities..................            29,957         22,726        (1,320)         51,363
OTHER LIABILITIES:
   Note payable to affiliate.....................            26,951         10,266            --          37,217
   Notes payable to bank, net of current portion.            53,000             --            --          53,000
   Senior subordinated notes payable.............           115,000             --            --         115,000
   Other non-current liabilities.................               167          1,313            --           1,480
                                                        -----------      ---------     ---------     -----------
      Total liabilities..........................           225,075         34,305        (1,320)        258,060

Mandatorily-redeemable preferred stock...........            47,740             --            --          47,740
                                                        -----------      ---------     ---------     -----------

COMMON STOCK.....................................            98,258         28,636       (28,636)         98,258
STOCKHOLDERS' EQUITY (DEFICIT)...................          (251,413)        (9,994)       (4,716)       (266,123)
                                                        -----------      ---------     ---------     -----------
                                                        $   119,660      $  52,947     $ (34,672)    $   137,935
                                                        ===========      =========     =========     ===========

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                           DECEMBER 31, 2001
                                                        --------------------------------------------------------
                                                                            NON-
                                                         GUARANTOR       GUARANTOR    ELIMINATIONS      TOTAL
                                                        -----------      ---------    ------------   -----------
                           ASSETS

CURRENT ASSETS:
   Cash.............................................    $     4,713      $   2,372     $      --     $     7,085
   Accounts receivable..............................         13,989          5,298            --          19,287
   Receivables from non-guarantor...................          6,515             --        (6,515)             --
   Inventories......................................         20,377          7,030        (2,189)         25,218
   Other current assets.............................          2,976         13,553       (15,046)          1,483
                                                        -----------      ---------     ----------    -----------
      Total current assets..........................         48,570         28,253       (23,750)         53,073

PROPERTY, PLANT
  AND EQUIPMENT, NET................................         45,125          1,143            --          46,268

OTHER ASSETS:
   Goodwill.........................................             --         28,498            --          28,498
   Deferred financing and other costs, net..........          8,316             --            --           8,316
   Investment in non-guarantor subsidiaries.........         28,623             --       (28,623)             --
   Other............................................            676            224            --             900
                                                        -----------      ---------     ---------     -----------
      Total other assets............................         37,615         28,722       (28,623)         37,714
                                                        -----------      ---------     ---------     -----------
                                                        $   131,310      $  58,118     $ (52,373)    $   137,055
                                                        ===========      =========     =========     ===========

             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable to bank............................    $     3,750      $  16,930     $      --     $    20,680
   Accounts payable.................................         14,069          1,182            --          15,251
   Payables to guarantor............................             --          6,515        (6,515)             --
   Accrued liabilities..............................         14,366         15,356       (12,420)         17,302
                                                        -----------      ---------     ---------     -----------
      Total current liabilities.....................         32,185         39,983       (18,935)         53,233
OTHER LIABILITIES:
   Note payable to affiliate........................         14,951          2,266            --          17,217
   Notes payable to bank, net of current portion....         73,250             --            --          73,250
   Senior subordinated notes payable................        115,000             --            --         115,000
   Other non-current liabilities....................            146          1,041            --           1,187
                                                        -----------      ---------     ---------     -----------
      Total liabilities.............................        235,532         43,290       (18,935)        259,887

Mandatorily-redeemable preferred stock..............         44,989             --            --          44,989
                                                        -----------      ---------     ---------     -----------

STOCKHOLDERS' EQUITY (DEFICIT)......................       (149,211)        14,828       (33,438)       (167,821)
                                                        ------------     ---------     ---------     -----------
                                                        $   131,310      $  58,118     $ (52,373)    $   137,055
                                                        ===========      =========     =========-    ===========

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                   THREE MONTHS ENDED JUNE 30, 2002
                                                        --------------------------------------------------------
                                                                            NON-
                                                         GUARANTOR       GUARANTOR    ELIMINATIONS      TOTAL
                                                        -----------      ---------    ------------   -----------
NET SALES...........................................    $    36,085      $   9,034     $  (3,642)    $    41,477
COST OF SALES.......................................         23,461          4,231        (4,128)         23,564
                                                        -----------      ---------     ---------     -----------
   Gross Profit.....................................         12,624          4,803           486          17,913
OPERATING EXPENSES:
   Selling, distribution, general and administrative          9,063          2,538            --          11,601
   Amortization of goodwill.........................             --             --            --              --
   Research and development.........................            530            285            --             815
                                                        -----------      ---------     ---------     -----------
                                                              9,593          2,823            --          12,416
                                                        -----------      ---------     ---------     -----------
   Income from operations...........................          3,031          1,980           486           5,497

INTEREST EXPENSE AND OTHER, net:                              4,820            380           (17)          5,183
                                                        -----------      ---------     ---------     -----------

   Net (loss) income before provision for income taxes       (1,789)         1,600           503             314
PROVISION FOR INCOME TAXES..........................             --            902            --             902
                                                        -----------      ---------     ---------     -----------
Net (loss) income...................................    $    (1,789)     $     698     $     503     $      (588)
                                                        ===========      =========     =========     ===========

                                                                   THREE MONTHS ENDED JUNE 30, 2001
                                                        --------------------------------------------------------
                                                                            NON-
                                                         GUARANTOR       GUARANTOR   ELIMINATIONS       TOTAL
                                                        -----------      ---------   ------------    -----------
NET SALES...........................................    $    37,026      $   7,033     $  (3,258)    $    40,801
COST OF SALES.......................................         24,724          3,734        (3,497)         24,961
                                                        -----------      ---------     ---------     -----------
   Gross Profit.....................................         12,302          3,299           239          15,840
OPERATING EXPENSES:
   Selling, distribution, general and administrative         11,531          1,730            --          13,261
   Amortization of goodwill.........................            385            894            --           1,279
   Research and development.........................            179            257            --             436
                                                        -----------      ---------     ---------     -----------
                                                             12,095          2,881            --          14,976
                                                        -----------      ---------     ---------     -----------
   Income from operations...........................            207            418           239             864

INTEREST EXPENSE AND OTHER, net:                              4,949            425           969           6,343
                                                        -----------      ---------     ---------     -----------

   Net loss before provision for income taxes.......         (4,742)            (7)         (730)         (5,479)
PROVISION FOR INCOME TAXES..........................             --            340            --             340
                                                        -----------      ---------     ---------     -----------
Net Loss............................................    $    (4,742)     $    (347)    $    (730)    $    (5,819)
                                                        ===========      ==========    =========     ===========

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                    SIX MONTHS ENDED JUNE 30, 2002
                                                        --------------------------------------------------------
                                                                            NON-
                                                         GUARANTOR       GUARANTOR    ELIMINATIONS      TOTAL
                                                        -----------      ---------    ------------   -----------
NET SALES...........................................    $    73,948      $  17,588     $  (7,074)    $    84,462
COST OF SALES.......................................         47,172          8,953        (7,636)         48,489
                                                        -----------      ---------     ---------     -----------
   Gross Profit.....................................         26,776          8,635           562          35,973
OPERATING EXPENSES:
   Selling, distribution, general and administrative         18,565          4,858            --          23,423
   Amortization of goodwill.........................             --             --            --              --
   Research and development.........................            865            547            --           1,412
                                                        -----------      ---------     ---------     -----------
                                                             19,430          5,405            --          24,835
                                                        -----------      ---------     ---------     -----------
   Income from operations...........................          7,346          3,230           562          11,138

INTEREST EXPENSE AND OTHER, net:                              9,354            692            --          10,046
                                                        -----------      ---------     ---------     -----------

   Net (loss) income before provision for income taxes       (2,008)         2,538           562           1,092
PROVISION FOR INCOME TAXES..........................             --          1,326            --           1,326
                                                        -----------      ---------     ---------     -----------
Net (loss) income...................................    $    (2,008)     $   1,212     $     562     $      (234)
                                                        ===========      =========     =========     ============

                                                                    SIX MONTHS ENDED JUNE 30, 2001
                                                        --------------------------------------------------------
                                                                            NON-
                                                         GUARANTOR       GUARANTOR    ELIMINATIONS      TOTAL
                                                        -----------      ----------   ------------   -----------
NET SALES...........................................    $    72,219      $  13,008     $  (6,621)    $    78,606
COST OF SALES.......................................         52,124          6,935        (6,068)         52,991
                                                        -----------      ---------     ---------     -----------
   Gross Profit.....................................         20,095          6,073          (553)         25,615
OPERATING EXPENSES:
   Selling, distribution, general and administrative         22,619          3,163            --          25,782
   Amortization of goodwill.........................            770          2,475            --           3,245
   Research and development.........................            394            507            --             901
                                                        -----------      ---------     ---------     -----------
                                                             23,783          6,145            --          29,928
                                                        -----------      ---------     ---------     -----------
   Loss from operations.............................         (3,688)           (72)         (553)         (4,313)

INTEREST EXPENSE AND OTHER, net.....................          9,585          2,175         2,082          13,842
                                                        -----------      ---------     ---------     -----------

   Net loss before provision for income taxes.......        (13,273)        (2,247)       (2,635)        (18,155)
PROVISION FOR INCOME TAXES..........................             --            527            --             527
                                                        -----------      ---------     ---------     -----------
Net loss............................................    $   (13,273)     $  (2,774)    $  (2,635)    $   (18,682)
                                                        ===========      =========     =========     ===========

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                 SIX MONTHS ENDED JUNE 30, 2002
                                                              ----------------------------------------
                                                                              NON-
                                                              GUARANTOR     GUARANTOR        TOTAL
                                                              --------      ----------    ------------
Net cash provided by (used in) operating activities.....      $  5,559      $  (4,196)    $      1,363
Net cash used in investing activities...................        (3,620)          (273)          (3,893)
Net cash (used in) provided by financing activities.....        (5,697)         4,992             (705)
Effect of exchange rate changes on cash.................            65           (537)            (472)
                                                              --------      ---------     ------------
NET DECREASE IN CASH....................................        (3,693)           (14)          (3,707)
CASH, beginning of period...............................         4,713          2,372            7,085
                                                              --------      ---------     ------------
CASH, end of period.....................................      $  1,020      $   2,358     $      3,378
                                                              ========      =========     ============

                                                                  SIX MONTHS ENDED JUNE 30, 2001
                                                              ----------------------------------------
                                                                              NON-
                                                              GUARANTOR     GUARANTOR        TOTAL
                                                              --------      ----------    ------------
Net cash used in operating activities...................      $ (4,535)     $  (8,493)    $    (13,028)
Net cash (used in) provided by investing activities.....        (1,977)         3,977            2,000
Net cash provided by financing activities...............         3,735          3,461            7,196
Effect of exchange rate changes on cash.................            --          4,560            4,560
                                                              --------      ---------     ------------
NET (DECREASE) INCREASE IN CASH.........................        (2,777)         3,505              728
CASH, beginning of period...............................           437          3,093            3,530
                                                              --------      ---------     ------------
CASH, end of period.....................................      $ (2,340)     $   6,598     $      4,258
                                                              ========      =========     ============

     The Company's percentage of sales by geographic region for the three and six month period ended June 30, 2002 and June 30, 2001 is as follows:

                                                                        Three Months Ended
                                                                     -------------------------
                                                                     June 30,         June 30,
                                                                       2002             2001
                                                                     --------         --------
Domestic......................................................           74.5%            74.6%
Europe........................................................           15.2             13.9
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)....            6.0              8.0
Canada........................................................            1.6              1.4
Other international...........................................            2.7              2.1
                                                                     --------         --------
                                                                        100.0%           100.0%
                                                                     ========         ========

                                                                         Six Months Ended
                                                                     -------------------------
                                                                     June 30,         June 30,
                                                                       2002             2001
                                                                     --------         --------
Domestic......................................................           75.4%            77.0%
Europe........................................................           15.0             13.2
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)....            5.7              6.5
Canada........................................................            1.6              1.5
Other international...........................................            2.3              1.8
                                                                     --------         --------
                                                                        100.0%           100.0%
                                                                     ========         ========

4. Commitments and Contingencies. The Company is not a party to any material lawsuits or other proceedings, such as suits relating to product liability and patent infringement. While the results of the Company's other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company.

5. Credit Facility. On May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement. As part of this amendment, the Company issued $20 million in new senior term notes with warrants to Holding's majority stockholder, $12.0 million of which was exchanged for bank term loans previously acquired. These notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004. Proceeds from the senior notes were used to pay interest due under the Subordinated Notes, fund expenses associated with the amendment and provide funds for ongoing working capital purposes. Under the terms of the amendment to the Credit Facility, the lenders and the Company agreed to (i) waive all existing events of default; (ii) extend the final maturity of the Credit Facility to June 30, 2004; (iii) amend existing amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend future financial covenants. As a result of the amendment, the Company is currently in compliance with the terms and provisions of the Credit Facility.

6. Additional Paid In Capital. In conjunction with the debt restructuring the Company issued to Holding's majority stockholder warrants to purchase 20 million shares of common stock. The warrants are exercisable upon issuance for $1.00 per share and expire on May 15, 2009. The warrants were valued at $750,000, based on the Black-Sholes valuation model. The fair value of these warrants was estimated at the date of grant with the following assumptions; 5-year risk-free interest rate of 5.25%; no dividend yield; an average volatility factor of 50.0%; and weighted average expected lives of 7 years. The warrant value was deferred and is being amortized to interest expense over the term of the debt.

7. Hudson RCI AB Bank Facility. As of June 30, 2002 the Company's wholly-owned Swedish subsidiary, Hudson RCI AB, was not in compliance with certain financial covenants of the Hudson RCI AB bank facility. The Company and Hudson RCI AB are currently in discussions with the lender and expect to receive a waiver curing all defaults (see the "Liquidity and Capital Resources" section of Item 2). Due to the uncertainty of receiving this waiver from the lenders, the Company has classified the entire Hudson RCI AB bank facility as a current liability on the consolidated balance sheet. The Credit Facility and Senior Subordinated notes are not cross-defaulted to the Hudson RCI AB bank facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Because River Holding Corp. ("Holding") is a holding company with no operations other than those of Hudson Respiratory Care Inc. (the "Company" or "Hudson RCI"), the following discussion throughout this section relates primarily to the Company. The following discussion of Holding and the Company's consolidated historical results of operations and financial condition should be read in conjunction with the consolidated financial statements of Holding and the Company and the notes thereto included elsewhere in this Form 10-Q.

     Holding's acquisition of a majority of the Company's stock was accounted for as a purchase. As a result of Holding's acquisition of the Company, Holding recorded property, plant and equipment at fair value. Additional expenses relating to amortization of goodwill, $5.8 million in the first six months of 2001, was recorded and additional depreciation related to the allocation of purchase price at fair value to depreciable assets of $1.1 million in the first six months of 2002 and 2001 was also recorded. As of June 30, 2002, the remaining value of the step-up in basis to fair value was approximately $6.2 million.

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

     As of June 30, 2002, the Company's wholly-owned Swedish subsidiary, Hudson RCI AB, was not in compliance with certain financial covenants of the Hudson RCI AB bank facility. The Company and Hudson RCI AB are currently in discussions with the lender and expect to receive a waiver curing all defaults (see the "Liquidity and Capital Resources" section of this Item). Due to the uncertainty of receiving this waiver from the lenders, the Company has classified the entire Hudson RCI AB bank facility as a current liability on the consolidated balance sheet. The Credit Facility and Senior Subordinated notes are not cross-defaulted to the Hudson RCI AB bank facility.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      ----------------------------  ------------------------------
                                                        JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,
                                                          2002            2001           2002            2001
                                                      -------------   ------------  --------------   -------------
                                                                        (amounts in thousands)
Net sales.........................................    $      41,477    $    40,801  $       84,462   $      78,606
Cost of sales.....................................           23,564         24,961          48,489          52,991
                                                      -------------    -----------  --------------   -------------
   Gross profit...................................           17,913         15,840          35,973          25,615
                                                      -------------    -----------  --------------   -------------
Selling expenses..................................            5,377          5,760          10,398          10,571
Distribution expenses.............................            2,096          2,221           4,408           4,998
General and administrative expenses...............            4,128          5,280           8,617          10,213
Amortization of goodwill..........................               --          1,279              --           3,245
Research and development expenses.................              815            436           1,412             901
                                                      -------------    -----------  --------------   -------------
Total operating expenses..........................           12,416         14,976          24,835          29,928
                                                      -------------    -----------  --------------   -------------
Operating income..................................    $       5,497    $       864  $       11,138   $      (4,313)
                                                      =============    ===========  ==============   =============

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      ----------------------------  ------------------------------
                                                        JUNE 30,         JUNE 30,       JUNE 30,        JUNE 30,
                                                          2002             2001           2002            2001
                                                      -------------    -----------  --------------   -------------
Net sales.........................................            100.0%         100.0%          100.0%          100.0%
Cost of sales.....................................             56.8           61.2            57.4            67.4
                                                      -------------    -----------  --------------   -------------
   Gross profit...................................             43.2           38.8            42.6            32.6
                                                      -------------    -----------  --------------   -------------
Selling expenses..................................             13.0           14.1            12.3            13.4
Distribution expenses.............................              5.1            5.4             5.2             6.4
General and administrative expenses...............              9.9           12.9            10.2            13.0
Amortization of goodwill..........................               --            3.1              --             4.1
Research and development expenses.................              2.0            1.1             1.7             1.1
                                                      -------------    -----------  --------------   -------------
Total operating expenses..........................             30.0           36.7            29.4            38.1
                                                      -------------    -----------  --------------   -------------
Operating income..................................             13.2%           2.1%           13.2%           (5.5)%
                                                      =============    ===========  ==============   =============

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Net sales, reported net of accrued rebates, were $41.5 million in the second quarter of 2002 as compared to $40.8 million in the second quarter of 2001, representing an increase of $0.7 million or 1.7%. This is primarily the result of increased domestic hospital sales of $0.8 million or 3.5%, principally due to variability in distributor buying patterns. Sales in Europe and other International increased by $0.9 million as customers benefited from favorable currency movement that made the price of the Company's products relatively less expensive than for the second quarter of 2001. Sales in the Pacific Rim declined by $0.8 million in the second quarter of 2002, the result of initial stocking of SHERIDAN(R) product in the second quarter of 2001. The gains were partially offset by sales declines of $0.2 million elsewhere.

     The Company's gross profit for the second quarter of 2002 was $17.9 million, an increase of $2.1 million or 13.1% from the second quarter of 2001. As a percentage of sales, the gross profit was 43.2% and 38.8% for the second quarter of 2002 and 2001, respectively. This increase was primarily due to (i), 2001 sales of inventory originally recorded at a higher net realizable value rather than internal manufacturing costs as a result of the SHERIDAN(R) acquisition, (ii), an improvement in shipping costs in 2002, the result of the Company streamlining and enhancing the new management information system implemented in 2000 (implementation problems with the new system adversely affected shipping costs in 2001 due to difficulties the Company was experiencing in its installation and the implementation of programs in 2001 and 2002 designed to reduce freight costs) (iii), underabsorption in 2001 of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production and by (iv), an unfavorable mix variance in 2001 caused by higher sales of products at lower gross margins.

     Selling expenses were $5.4 million for the second quarter of 2002, as compared to $5.8 million in the second quarter of 2001. The decrease of $0.4 million or 6.7% was primarily the result of temporary personnel vacancies in the Company's European operations. As a percentage of net sales, selling expenses were 13.0% in the first quarter of 2002 as compared to 14.1% in the second quarter of 2001.

     Distribution expenses were $2.1 million for the second quarter of 2002, relatively unchanged from the second quarter of 2001.

     General and administrative expenses were $4.1 million in the second quarter of 2002, a decrease of $1.2 million or 21.8% from the second quarter of 2001. This decrease was primarily the result of decreased temporary staffing levels and the elimination of certain consulting fees. As a percentage of net sales, general and administrative expenses were 9.9% in the second quarter of 2002 as compared to 12.9% in the second quarter of 2001.

     Research and development expenses were $0.8 million for the second quarter of 2002 as compared to $0.4 million for the second quarter of 2001. This increase of $0.4 million or 86.9% is the result of increased spending on product development in 2002 through the use of outside consultants.

     Amortization of goodwill was $0.0 million in the second quarter of 2002, as compared to $1.3 million in the second quarter of 2001. This is the result of the Company's adoption of SFAS 142, under which the Company ceased amortizing goodwill effective January 1, 2002.

     Interest expense and other was $5.2 million for the second quarter of 2002, as compared to $6.3 million in the second quarter of 2001. The decrease was primarily due to lower interest rates.

     The Company's tax expense relates primarily to foreign taxes earned on its international operations. For U.S. and state tax purposes, the Company has significant net operating loss carryforwards for which a valuation allowance has been established against the deferred tax asset. The Company continues to evaluate the need for the valuation allowance and will reverse it when it is more likely than not that the deferred tax asset will be realized.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     Net sales, reported net of accrued rebates, were $84.5 million in the first six months of 2002 as compared to $78.6 million in the first six months of 2001, representing an increase of $5.9 million or 7.4%. Domestic hospital sales increased by $3.4 million or 7.4% due principally to customers increased purchases at the end of 2000 in anticipation of a strong influenza season in the first quarter of 2001 that did not materialize, negatively impacting sales in the first quarter of 2001. These customers did not exhibit those purchasing patterns at the end of 2001. International sales increased by $2.7 million or 14.9%, primarily driven by continued growth in Europe, which benefited from favorable currency movement that made the price of the Company's products relatively less expensive than for the first six months of 2001. These gains were partially offset by a decline in sales to the Pacific Rim, the result of initial stocking of SHERIDAN(R) product in the second quarter of 2001.

     The Company's gross profit for the first six months of 2002 was $36.0 million, an increase of $10.4 million or 40.4% from the first six months of 2001. As a percentage of sales, the gross profit was 42.6% and 32.6% for the first six months of 2002 and 2001, respectively. This increase was primarily due to (i) 2001 sales of inventory originally recorded at a higher net realizable value rather than internal manufacturing costs as a result of the SHERIDAN(R) acquisition, (ii), an improvement in shipping costs in the first quarter of 2002, the result of the Company streamlining and enhancing the new management information system implemented in 2000 (implementation problems with the new system adversely affected shipping costs in 2001 due to difficulties the Company was experiencing in its installation and the implementation of programs in 2001 designed to reduce freight costs) (iii), underabsorption in 2001 of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production and (iv) an unfavorable mix variance caused by higher sales of products at lower gross margins.

     Selling expenses were $10.4 million for the first six months of 2002, a $0.2 million or 1.6% decrease from the first six months of 2001. This decrease was primarily due to temporary personnel vacancies in the Company's European operations. As a percentage of net sales, selling expenses were 12.3% in the first six months of 2002 as compared to 13.4% in the first six months of 2001.

     Distribution expenses were $4.4 million for the first six months of 2002, a decrease of $0.6 million or 11.8% from the first six months of 2001. This decline is primarily the result of specific programs implemented by management designed to improve the efficiency of its distribution facilities, including closure of the Company's Atlanta distribution center in August 2001. The majority of the benefit from these special programs (excluding closure of the Atlanta facility) was realized in the second quarter of 2001. As a percentage of sales, distribution expenses decreased to 5.2% in the first six months of 2002 as compared to 6.4% in the first six months of 2001.

     General and administrative expenses were $8.6 million in the first six months of 2002, a decrease of $1.6 million or 15.6% from the first six months of 2001. This decrease was primarily the result of decreased temporary staffing levels and the elimination of certain consulting fees. As a percentage of net sales, general and administrative expenses were 10.2% in the first six months of 2002 as compared to 13.0% in the first six months of 2001.

     Research and development expenses were $1.4 million for the first six months of 2002, an increase of $0.5 million or 56.7% for the fist six months of 2001. The increase is primarily the result of increased spending on product development in 2002 through the use of outside consultants.

     Amortization of goodwill was $0.0 million in the first six months of 2002, as compared to $3.2 million in the first six months of 2001. This is the result of the Company's adoption of SFAS 142, under which the Company ceased amortizing goodwill effective January 1, 2002.

     Interest expense and other was $10.0 million for the first six months of 2002, as compared to $13.8 million in the first six months of 2001. The decrease was primarily due to lower interest rates.

     The Company's tax expense relates primarily to foreign taxes earned on its international operations. For U.S. and state tax purposes, the Company has significant net operating loss carryforwards for which a valuation allowance has been established against the deferred tax asset. The Company continues to evaluate the need for the valuation allowance and will reverse it when it is more likely than not that the deferred tax asset will be realized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations, borrowings under its working capital bank facility and historically, investments from shareholders. Cash provided by (used in) operations totaled $1.4 million and $(13.0) million for the first six months of 2002 and 2001, respectively. The increase for the first six months of 2002 as compared to the first six months of 2001 is primarily attributable to increased operating income and a decrease in working capital. The Company had an operating working capital deficit of $1.4 million and $0.2 million as of the end of June 30, 2002 and December 31, 2001, respectively. Inventories were $23.9 million and $25.2 million as of the end of June 30, 2002 and December 31, 2001, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase, as the Company's sales in the international markets increase. Accounts receivable, net of allowances, were $20.6 million and $19.3 million at June 30, 2002 and December 31, 2001, respectively. The Company typically offers 30-day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase as the alternate site and international markets become a larger percentage of the Company's overall sales.

     During the six months ended June 30, 2002, net cash used in investing activities was $3.9 million, reflecting primarily purchases of manufacturing equipment, new heater production and costs incurred to move the Company's Argyle operation to Tecate, Mexico. This move is anticipated to cost approximately $4.6 million and will be completed in 2003. Through June 30, 2002, expenditures related to the move have totaled $2.3 million ($1.4 million in 2002). During the six months ended June 30, 2001, favorable currency translation gains attributable to foreign operations exceeded purchases of manufacturing equipment resulting in net cash provided by investing activities of $2.0 million. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2002 and 2003, consisting primarily of additional and replacement manufacturing equipment, new heater production and costs related to the start-up of the Tecate facility.

     During the six months ended June 30, 2002 and June 30, 2001, net cash (used in) provided by financing was $(0.7) million and $7.2 million, respectively, reflecting repayment on the Company's borrowings in the first six months of 2002 and borrowings made through Hudson RCI AB, the Company's Swedish subsidiary in the first six months of 2001.

     As of June 30, 2002, after giving effect to the amendment and restatement of the Credit Facility and related transactions consummated in May 2002 (the "Restructuring"), the Company had outstanding $228.2 million of indebtedness, consisting of $115.0 million of Senior Subordinated Notes, borrowings of $59.8 million under the Company's Credit Facility, $37.2 million in notes payable to affiliates and $16.2 million in outstanding borrowings under the bank facility of Hudson RCI AB, the Company's Swedish Subsidiary. For additional information regarding the Restructuring, reference is made to Item 2 of the Company's Quarterly report on Form 10-Q, for the Quarter Ended March 31, 2002.

     The Credit Facility currently consists of a $40.0 million Term Loan Facility (of which $8.8 million is currently outstanding) and a $55.0 million Revolving Loan Facility of which up to $40.0 million (all of which has been borrowed and is outstanding) may be used for permitted acquisitions ("Acquisition Facility") and up to $15.0 million (the "Working Capital Portion") may be used for general corporate purposes (other than acquisitions). The Revolving Loan Facility has a letter of credit sub-limit of $7.5 million. The Term Loan Facility and Acquisition Facility mature on June 30, 2003 and June 30, 2004, respectively and require quarterly principal installments totaling $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004. The Revolving Loan Facility matures on June 30, 2004. As of June 30, 2002, total usage of the Working Capital Portion was $12.0 million (including letters of credit) and $3.0 million was available for borrowings.

     As of June 30, 2002, the Company had $37.2 million outstanding pursuant to unsecured promissory notes payable to affiliates of the Company, (including Freeman Spogli, Holding's majority stockholder). Of these notes, $20.0 million bear interest at 12.0% per annum and are due December 2004, $14.9 million bear interest at 10.0% per annum and are due March 2005 and $2.3 million bear interest at 9.0% per annum and are due August 2006. Interest may be paid or deferred to the due date at the option of the Company. Of the December 2004 notes, $12.0 million rank pari passu with the Credit Facility and senior to the Senior Subordinated Notes and $8.0 million are senior, on a structural basis, to both the Credit Facility and the Senior Subordinated Notes. The March 2005 notes are convertible into the Company's common stock at the option of the holder and are subordinated to borrowings under the Credit Facility and rank pari-passu with the Senior Subordinated Notes. The August 2006 notes rank senior, on a structural basis, to both the Credit Facility and the Senior Subordinated Notes. All of the notes held by affiliates have been pledged for the benefit of the lenders under the Credit Facility.

     As of June 30, 2002, Hudson RCI AB, the Company's Swedish subsidiary, was not in compliance with certain financial covenants in its bank facility (the "Hudson RCI AB Facility"). The Company and Hudson RCI AB are currently in negotiations with the lender concerning an amendment curing these defaults and expects to receive from the lender a waiver curing all past covenant violations, but no assurance can be given that such an agreement will be reached. Accordingly, the entire outstanding balance of the Hudson RCI AB Facility is classified as current on the consolidated balance sheet. The Company's Credit Facility and the Senior Subordinated Notes are not cross-defaulted to the Hudson RCI AB facility. If a waiver of such default is not obtained, the lender may pursue its remedies under the facility, including, among other things, immediate acceleration of all borrowings of the facility. In addition, the default entitles the lender to take control of all the common stock of Hudson RCI AB and its European parent companies.

     Holding has issued 470,310 shares (including shares issued as payment in kind dividends) of its 11 1/2% Senior Exchangeable PIK Preferred Stock due 2010 with an aggregate liquidation preference of $47.0 million. At Holding's election, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash. The Credit Facility currently prohibits the Company from paying cash dividends on the "mirror" preferred stock the Company has issued to Holding.

     In August 2001, Holding issued 3,000 shares of 12% Junior Convertible Cumulative Preferred Stock (the "Junior Preferred Stock") to Holding, for total cash consideration of $3.0 million, which Holding invested in the Company in exchange for the Company's junior preferred stock. Each share of the Junior Preferred Stock may be redeemed, from time to time, in whole or in part, at the option of the Company at a redemption price of 100% of the Liquidation Preference of the Junior Preferred Stock or $1,000 per share plus accumulated and unpaid dividends that would be payable on such shares of Junior Preferred Stock. At June 30, 2002, the liquidation preference of the Junior Preferred Stock including accrued dividends was $3.3 million.

     At June 30, 2002, the Company was in compliance with all provisions of its debt securities and preferred stock, with the exception of the Hudson RCI AB Credit Facility noted above.

     For additional information regarding the Company's debt securities and preferred stock, reference is made to Item 7 of the Company's Annual Report on Form 10-K, for the year ended December 31, 2001 and Item 2 of the Company's Quarterly Report on Form 10-Q, Item 2, for the quarter ended March 31, 2002.

     The Company believes that cash generated from anticipated improved operating performance, together with the net available proceeds from the Refinancing and available borrowing capacity under the Revolving Credit Facility, will provide sufficient liquidity to fund its operations and meet its obligations for the next twelve months. If the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company would have to initiate measures to raise cash through additional debt or equity issuances, asset sales and/or curtail operations. Neither Holding nor the Company currently have commitments for additional debt or equity financing and no assurance can be given as to whether or, on what terms, additional debt or equity investments could be obtained, if required. Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investment would have a material adverse effect on Holding and the Company.

     As Holding is a holding company, its primary source of liquidity is dividends or other distributions from the Company. Holding's only asset is its investment in Hudson RCI. The ability of the Company to pay cash dividends or make distributions to Holding when required is restricted by law and restricted or prohibited under the terms of debt instruments, including the Credit Facility. Since the Credit Agreement currently prohibits the Company from paying cash dividends to Holding, Holding may not be able to pay cash dividends to the Holders of Holding Preferred Stock commencing in April, 2003 as required by the terms of the Holding Preferred Stock. In the event that Holding is unable to pay cash dividends to the holders of Holding Preferred Stock for two consecutive periods, the sole remedy of the holders is the ability to elect two members to Holding's Board of Directors.

RECENT ACCOUNTING PRONOUNCEMENTS

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS No. 137 and SFAS No.
138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this new standard did not have a material impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Any acquisitions made by the Company after June 2001 will be recorded in accordance with SFAS 141.

     Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill is no longer amortized and is assessed at least annually for impairment using a fair value methodology. The Company stopped amortizing goodwill, effective January 1, 2002, and as a result, no charges for goodwill amortization are included in the 2002 financial statements. The Company completed its transitional impairment test of goodwill as of January 1, 2002 in the second quarter of 2002, which indicates no impairment of existing goodwill. Net loss for the three and six months ended June 30, 2001, excluding amortization of goodwill would have been (in thousands) $4,540 and $15,437 compared to $5,819 and $18,682, respectively. The change in goodwill for the six months ended June 30, 2002 is the result of changes in foreign currency exchange rates.

     Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement. SFAS 143 is effective January 1, 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's financial statements.

     Effective January 1, 2002, the Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS 144 did not have a material impact on the Company's financial statements.

          In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     There have been no material changes in the Company's market risk exposure from that reported in Holding's 10-K for the fiscal year ended December 31, 2001.

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

         None.

ITEM 5.       OTHER INFORMATION

         None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1(1) Amended and restated Credit Agreement dated as of May 14, 2002 among Hudson RCI, Holding, the Lenders party thereto, and Deutsche bank Trust Americas ("Deutsche Bank"), as administrative agent and collateral agent
              10.2(1) Form of Amended and Restated Security Agreement dated as of May 14, 2002 between Hudson RCI and Deutsche Bank.
              10.13(1) Form of Nonrecourse Pledge Agreement dated as of May 14, 2002 among the Pledgor and Deutsche Bank, as collateral agent for the Lenders.
              10.15(1)  Tecate Facility Sub-Lease
              10.16(1) Form of Supplement No. 1 dated as of May 14, 2002, to the Pledge Agreement.
              10.17(1) Form of Master Assignment and Exchange Agreement dated as of May 14, 2002 by and among Holding, Hudson RCI, the financial institutions listed on the signature pages thereof, Deutsche Bank, as administrative agent for the Lenders and FSEP IV.
              10.18(1) Letter agreement dated August 17, 2001 between Hudson RCI and Charles French.
              10.19(1)  Form of Stock Option Plan
              10.20(1)  Form of Stock Option Agreement
              10.21(1) Receivables Purchase Agreement dated May 14, 2002 by and between Hudson RCI and HRC Holding.
              10.22 First Amendment to Pledge Agreement among Hudson RCI, Holding, each subsidiary pledgor of Hudson RCI and Collateral Agent, dated as of February 25, 2002.
              10.23 Subsidiary Guaranty by and among Guarantors of Hudson RCI and Collateral Agent, dated as of May 14, 2002.
              10.24 Supplement No. 1 to Subsidiary Guaranty for Industrias Hudson, S.A. de C.V.
              10.25 Supplement No. 2 to Subsidiary Guranty for Hudson Respiratory Care Tecate S. De R.L. de C.V.
              10.26 Form of Stock Purchase Warrant, dated May 15, 2002, issued by Hudson RCI to FSEP IV.

         (b)  Reports on Form 8-K

              None.
----------
              (1) Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Company for the fiscal year ended December 31, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RIVER HOLDING CORP.,
                                      a Delaware corporation


August 14, 2002                       By:  /s/ Patrick G. Yount
                                           -------------------------------------
                                           Patrick G. Yount
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

     Each of the undersigned hereby certifies in his capacity as an officer of Holding that the Quarterly Report of Holding on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of Holding at the end of such period and the results of operations of Holding for such period.

                                      RIVER HOLDING CORP.,
                                      a Delaware corporation


August 14, 2002                       By:  /s/ Patrick G. Yount
                                           -------------------------------------
                                           Patrick G. Yount
                                           Chief Financial Officer


                                           /s/ Charles A. French
                                           -------------------------------------
                                           Charles A. French
                                           President and Chief Executive Officer