Form 10-Q
period 2002-09-30
RIVER HOLDING CORP
filed 2002-11-15
CIK 1061892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number - 333-56135

RIVER HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4674065 (I.R.S. Employer Identification No.)

599 Lexington Drive, 18th Floor New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

(212) 758-2555 (Registrant’s telephone number, including area code)

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

Yes	☒	No	☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

          The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 9,144,293 on November 14, 2002.

RIVER HOLDING CORP. AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2002

i

RIVER HOLDING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(amounts in thousands)

	September 30, 2002	December 31, 2001

CURRENT ASSETS:
Cash	$5,023	$7,085
Accounts receivable, less allowance for doubtful accounts of $1,567 and $1,801 at September 30, 2002 and December 31, 2001, respectively	21,575	19,287
Inventories, net	23,862	25,218
Other current assets	1,812	1,265

Total current assets	52,272	52,855
PROPERTY, PLANT AND EQUIPMENT, net	50,267	53,613
OTHER ASSETS:
Goodwill	32,453	28,498
Deferred financing and other costs, net	8,207	8,316
Other assets	1,025	823

Total other assets	41,685	37,637

Total assets	$144,224	$144,105

See notes to unaudited condensed financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

	September 30, 2002	December 31, 2001

CURRENT LIABILITIES:
Notes payable to bank	$12,809	$20,680
Accounts payable	10,297	14,943
Accrued liabilities	23,235	17,520

Total current liabilities	46,341	53,143
NOTE PAYABLE TO AFFILIATE	37,217	17,217
NOTES PAYABLE TO BANK, net of current portion	61,603	73,250
SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000
OTHER NON-CURRENT LIABILITIES	1,559	1,187

Total liabilities	261,720	259,797
COMMITMENTS AND CONTINGENCIES (Note 4)
MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value; 1,800 shares authorized; 470 and 445 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively; liquidation preference --$47,031 and $44,474 respectively	46,595	43,847
Accrued preferred stock dividend, payable in kind	2,479	1,142

	49,074	44,989
STOCKHOLDERS’ EQUITY (DEFICIT):
Junior preferred stock, $0.01 par value; 6 shares authorized; 3 shares outstanding at September 30, 2002 and December 31, 2001	3,422	3,137
Common stock, $0.01 par value; 15,000 shares authorized; 9,144 issued and outstanding at September 30, 2002 and December 31, 2001	97,848	97,848
Additional paid in capital	750	—
Cumulative translation adjustment	1,780	(234)
Accumulated deficit	(270,370)	(261,432)

Total stockholders’ deficit	(166,570)	(160,681)

Total liabilities, mandatorily-redeemable preferred stock and stockholders’ deficit	$144,224	$144,105

See notes to unaudited condensed financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

NET SALES	$41,923	$45,095	$126,385	$123,701
COST OF SALES	26,392	24,871	76,011	78,992

Gross Profit	15,531	20,224	50,374	44,709
OPERATING EXPENSES:
Selling, distribution, general & administrative	11,579	12,118	35,042	39,374
Amortization of goodwill	—	2,047	—	6,357
Research and development	587	363	1,999	1,264

	12,166	14,528	37,041	46,995

Income (loss) from operations	3,365	5,696	13,333	(2,286)
INTEREST EXPENSE AND OTHER, net	5,736	5,180	15,782	19,022

(Loss) income before provision for income taxes	(2,371)	516	(2,449)	(21,308)
PROVISION FOR INCOME TAXES	740	398	2,066	926

Net (loss) income	$(3,111)	$118	$(4,515)	$(22,234)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (loss) gain	(177)	(1,958)	2,014	2,602

Comprehensive loss	$(3,288)	$(1,840)	$(2,501)	$(19,632)

See notes to unaudited condensed financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amount in thousands)

	Nine Months Ended

	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,515)	$(22,234)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities~
Depreciation and amortization	8,663	14,747
Amortization of deferred financing costs	1,336	888
Provision for bad debts	351	—
Loss on disposal of equipment	(37)	—
Change in operating assets and liabilities:
Accounts receivable	(2,078)	(2,990)
Inventories	2,101	11,301
Other current assets	(654)	365
Other assets	(12)	(1,674)
Accounts payable	(5,139)	(9,239)
Accrued liabilities	5,567	3,088
Other non-current liabilities	304	1,007

Net cash provided by (used in) operating activities	5,887	(4,741)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,277)	(3,201)
Proceeds from sales of property, plant and equipment	156	2,802

Net cash used in investing activities	(5,121)	(399)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable to bank	(24,004)	(14,281)
Proceeds from bank borrowings	2,450	6,227
Repayment of notes payable to affiliates	—	—
Payment of capital lease obligations	(29)	—
Proceeds from notes payable to affiliates	20,000	6,951
Net proceeds from sale of common, mandatorily-redeemable and junior preferred stock, net of transaction costs	—	3,100
Additions of deferred financing costs	(477)	(404)

Net cash (used in) provided by financing activities	(2,060)	1,593
Effect of exchange rate changes on cash	(768)	2,602

NET DECREASE IN CASH	(2,062)	(945)
CASH, beginning of period	7,085	3,530

CASH, end of period	$5,023	$2,585

See notes to unaudited condensed consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,045	$11,070

Income taxes (primarily foreign)	$2,259	$—

NON-CASH FINANCING ACTIVITIES:
Preferred dividends accrued or paid-in-kind	$4,183	$3,593

Issuance of warrants in connection with debt	$750	$—

See notes to unaudited condensed consolidated financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Financial Statements.  River Holding Corp. (“Holding”) is a holding company with no other operations than those of its majority owned subsidiary, Hudson Respiratory Care Inc. (“Hudson” or the “Company”). The condensed consolidated financial statements included herein have been prepared Holding and Hudson, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2002, the results of operations for the three month and nine month periods ended September 30, 2002 and September 30, 2001 and statements of cash flows for the nine month periods ended September 30, 2002 and September 30, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although Holding believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with Holding’s 2001 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be achieved for a full year.

          Management Plans to Improve Financial Condition and Results of Operations

          Management believes that Holding’s continuation as a going concern is dependent upon the Company’s ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing as may be required and, ultimately to attain profitable operations.  As further discussed in Note 5, on May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement.  As part of this amendment, the Company issued $20 million in new senior term notes with warrants to Holding’s majority shareholder.

          In addition, management has taken numerous actions to improve the operating performance of the Company.   Such actions included: the elimination of a distribution warehouse, sales of non-essential land and buildings, elimination of non-essential management personnel, reductions in inventory levels, aggressive collection of accounts receivable and elimination of individual products that did not attain acceptable levels of profitability.

          Management believes that the results of its plans and the agreement reached, funding received on May 14, 2002 discussed above and operating results in line with current forecasts will enable the Company to meet its ongoing obligations on a timely basis and continue operations for at least the next twelve months.  If the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company would have to initiate measures to raise cash through additional debt or equity issuances, additional asset sales and/or curtail operations. The Company currently has no commitments for additional debt or equity financing and no assurance can be given as to whether or, on what terms, additional debt or equity investments could be obtained, if required.  Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investment would have a material adverse effect on the Company.

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

          The significant estimates made in the preparation of the Company’s consolidated financial statements relate to allowance for bad debts, rebate reserve, inventory reserve and deferred tax assets valuation.

          Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”).  This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.  Any acquisitions made by Holding after June 2001 will be recorded in accordance with SFAS 141.

          Effective January 1, 2002, Holding adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Goodwill is no longer amortized and is assessed at least annually for impairment using a fair value methodology.  Holding stopped amortizing goodwill, effective January 1, 2002, and as a result, no charges for goodwill amortization are included in the 2002 financial statements. Holding completed its transitional impairment test of goodwill as of January 1, 2002 in the second quarter of 2002, which indicates no impairment of existing goodwill. Net income and loss for the three and nine months ended September 30, 2001, excluding amortization of goodwill would have been (in thousands) $2,165 and $(15,877) compared to $118 and $(22,234), respectively.  The change in goodwill for the nine months ended September 30, 2002 is the result of changes in foreign currency exchange rates.  Holding operates in two reporting units; North American operations (known as the guarantor) and international operations (known as the non-guarantor). These two reporting units are identical to the operating segments described in Note 3.

          Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement.  SFAS 143 is effective January 1, 2003.  Holding does not expect the adoption of SFAS 143 to have a material impact on Holding’s financial statements.

          Effective January 1, 2002, Holding adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  The adoption of SFAS 144 did not have a material impact on Holding’s financial statements.

          In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Holding will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

2.          Inventories.  Inventories consisted of the following (amounts in thousands):

	September 30, 2002	December 31, 2001

Raw materials	$5,311	$7,377
Work-in-process	6,286	5,392
Finished goods	14,249	14,481

	25,846	27,250
Provision for obsolescence	(1,984)	(2,032)

	$23,862	$25,218

3.          Segment Data and Subsidiaries Guaranteeing Debt.  Holding presents segment information externally based on how management uses financial data internally to make operating decisions and assess performance.  Holding has two operating segments:  United States, or guarantor, and international or non-guarantor.  The non-guarantor subsidiaries consist principally of Hudson RCI AB and subsidiaries (whose operations are principally international).  Under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s operating segments are the same as its reporting segments.

          The Company is the 100% owner of certain subsidiaries that do not guarantee the Company’s senior subordinated notes and certain bank debt.  The following tables disclose required consolidating financial information for guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2002

	Guarantor	Non- Guarantor	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash	$1,991	$3,032	$—	$5,023
Accounts receivable	15,438	6,137	—	21,575
Intercompany receivables	3,534	1,603	(5,137)	—
Inventories	19,681	5,290	(1,109)	23,862
Other current assets	412	1,400	—	1,812

Total current assets	41,056	17,462	(6,246)	52,272
PROPERTY, PLANT AND EQUIPMENT, NET	48,954	1,313	—	50,267
OTHER ASSETS:
Goodwill	—	32,453	—	32,453
Deferred financing and other costs, net	8,207	—	—	8,207
Investment in non-guarantor subsidiaries at cost	28,636	4,000	(32,636)	—
Other	1,025	—	—	1,025

Total other assets	37,868	36,453	(32,636)	41,685

	$127,878	$55,228	$(38,882)	$144,224

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable to bank	$8,500	$4,309	$—	$12,809
Accounts payable	8,785	1,512	—	10,297
Intercompany payables	1,603	3,534	(5,137)	—
Accrued liabilities	17,865	5,370	—	23,235

Total current liabilities	36,753	14,725	(5,137)	46,341
OTHER LIABILITIES:
Note payable to affiliate	26,951	10,266	—	37,217
Notes payable to bank, net of current portion	51,450	10,153	—	61,603
Senior subordinated notes payable	115,000	—	—	115,000
Other non-current liabilities	245	1,314	—	1,559

Total liabilities	230,399	36,458	(5,137)	261,720
Mandatorily-redeemable preferred stock	49,074	—	—	49,074

STOCKHOLDERS’ EQUITY (DEFICIT)	(151,595)	18,770	(33,745)	(166,570)

	$127,878	$55,228	$(38,882)	$144,224

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2001

	Guarantor	Non- Guarantor	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash	$4,713	$2,372	$—	$7,085
Accounts receivable	13,989	5,298	—	19,287
Receivables from non-guarantor	6,515	—	(6,515)	—
Inventories	20,377	7,030	(2,189)	25,218
Other current assets	2,758	13,931	(15,424)	1,265

Total current assets	48,352	28,631	(24,128)	52,855
PROPERTY, PLANT AND EQUIPMENT, NET	52,470	1,143	—	53,613
OTHER ASSETS:
Goodwill	—	28,498	—	28,498
Deferred financing and other costs, net	8,316	—	—	8,316
Investment in non-guarantor subsidiaries	28,623	—	(28,623)	—
Other	599	224	—	823

Total other assets	37,538	28,722	(28,623)	37,637

	$138,360	$58,496	$(52,751)	$144,105

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable to bank	$3,750	$16,930	$—	$20,680
Accounts payable	13,761	1,182	—	14,943
Payables to guarantor	—	6,515	(6,515)	—
Accrued liabilities	14,584	15,356	(12,420)	17,520

Total current liabilities	32,095	39,983	(18,935)	53,143
OTHER LIABILITIES:
Note payable to affiliate	14,951	2,266	—	17,217
Notes payable to bank, net of current portion	73,250	—	—	73,250
Senior subordinated notes payable	115,000	—	—	115,000
Other non-current liabilities	146	1,041	—	1,187

Total liabilities	235,442	43,290	(18,935)	259,797
Mandatorily-redeemable preferred stock	44,989	—	—	44,989

STOCKHOLDERS’ EQUITY (DEFICIT)	(142,071)	15,206	(33,816)	(160,681)

	$138,360	$58,496	$(52,751)	$144,105

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2002

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$36,905	$8,849	$(3,831)	$41,923
COST OF SALES	25,322	4,508	(3,438)	26,392

Gross Profit	11,583	4,341	(393)	15,531
OPERATING EXPENSES:
Selling, distribution, general and administrative	8,984	2,595	—	11,579
Amortization of goodwill	—	—	—	—
Research and development	444	143	—	587

	9,428	2,738	—	12,166

Income from operations	2,155	1,603	(393)	3,365
INTEREST EXPENSE AND OTHER, net:	5,079	657	—	5,736

(Loss) income before provision for income taxes	(2,924)	946	(393)	(2,371)
PROVISION FOR INCOME TAXES	124	616	—	740

Net (loss) income	$(3,048)	$330	$(393)	$(3,111)

	Three Months Ended September 30, 2001

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$41,642	$8,412	$(4,959)	$45,095
COST OF SALES	26,720	4,009	(5,408)	24,871

Gross Profit	15,372	4,403	449	20,224
OPERATING EXPENSES:
Selling, distribution, general and administrative	9,825	2,293	—	12,118
Amortization of goodwill	1,664	383	—	2,047
Research and development	140	223	—	363

	11,629	2,899	—	14,528

Income from operations	3,743	1,504	449	5,696
INTEREST EXPENSE AND OTHER, net:	4,971	(169)	378	5,180

Income before provision for income taxes	(1,228)	1,673	71	516
PROVISION FOR INCOME TAXES	—	398	—	398

Net Income	$(1,228)	$1,275	$71	$118

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2002

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$110,853	$26,437	$(10,905)	$126,385
COST OF SALES	73,624	13,461	(11,074)	76,011

Gross Profit	37,229	12,976	169	50,374
OPERATING EXPENSES:
Selling, distribution, general and administrative	27,589	7,453	—	35,042
Amortization of goodwill	—	—	—	—
Research and development	1,309	690	—	1,999

	28,898	8,143	—	37,041

Income from operations	8,331	4,833	169	13,333
INTEREST EXPENSE AND OTHER, net:	14,433	1,349	—	15,782

(Loss) income before provision for income taxes	(6,102)	3,484	169	(2,449)
PROVISION FOR INCOME TAXES	124	1,942	—	2,066

Net (loss) income	$(6,226)	$1,542	$169	$(4,515)

	Nine Months Ended September 30, 2001

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$113,861	$21,420	$(11,580)	$123,701
COST OF SALES	79,524	10,944	(11,476)	78,992

Gross Profit	34,337	10,476	(104)	44,709
OPERATING EXPENSES:
Selling, distribution, general and administrative	32,444	6,930	—	39,374
Amortization of goodwill	4,974	1,383	—	6,357
Research and development	534	730	—	1,264

	37,952	9,043	—	46,995

Income (loss) from operations	(3,615)	1,433	(104)	(2,286)
INTEREST EXPENSE AND OTHER, net	14,556	2,006	2,460	19,022

Loss before provision for income taxes	(18,171)	(573)	(2,564)	(21,308)
PROVISION FOR INCOME TAXES	—	926	—	926

Net loss	$(18,171)	$(1,499)	$(2,564)	$(22,234)

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2002

	Guarantor	Non- Guarantor	Total

Net cash provided by (used in) operating activities	$7,346	$(1,459)	$5,887
Net cash used in investing activities	(4,614)	(507)	(5,121)
Net cash (used in) provided by financing activities	(5,556)	3,496	(2,060)
Effect of exchange rate changes on cash	102	(870)	(768)

NET DECREASE IN CASH	(2,722)	660	(2,062)
CASH, beginning of period	4,713	2,372	7,085

CASH, end of period	$1,991	$3,032	$5,023

	Nine Months Ended September 30, 2001

	Guarantor	Non- Guarantor	Total

Net cash used in operating activities	$(337)	$(4,404)	$(4,741)
Net cash (used in) provided by investing activities	(3,234)	2,835	(399)
Net cash provided by financing activities	3,346	(1,753)	1,593
Effect of exchange rate changes on cash	—	2,602	2,602

NET DECREASE IN CASH	(225)	(720)	(945)
CASH, beginning of period	437	3,093	3,530

CASH, end of period	$212	$2,373	$2,585

          Holding’s percentage of sales by geographic region for the three and nine month period ended September 30, 2002 and September 30, 2001 is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Domestic	74.8%	75.4%	75.2%	81.8%
Europe	14.6	13.7	14.9	7.8
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	7.0	6.4	6.1	6.5
Canada	1.1	1.6	1.4	1.5
Other international	2.5	2.9	2.4	2.4

	100.0%	100.0%	100.0%	100.0%

4.          Commitments and Contingencies.  Holding is not a party to any material lawsuits or other proceedings, such as suits relating to product liability and patent infringement. While the results of Holding’s other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position or results of operations of Holding.

5.          Credit Facility.         On May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement.

Under the terms of the amendment to the Credit Facility, the lenders and the Company agreed to (i) waive all existing events of default; (ii) extend the final maturity of the Credit Facility to June 30, 2004; (iii) amend existing amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend future financial covenants.  As a result of the amendment, the Company is currently in compliance with the terms and provisions of the Credit Facility. In conjunction with the amendment, the Company and its subsidiary HRC Holding Inc. ("HRC") issued an aggregate of $20 million in new senior term notes with warrants to Holding’s majority stockholder, $12.0 million of which was exchanged for bank term loans previously acquired.  These notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004. Proceeds from the senior notes were used to pay interest due under the Subordinated Notes, fund expenses associated with the amendment and provide funds for ongoing working capital purposes.

          In September 2002, the Company’s wholly-owned subsidiary, Hudson RCI AB, reached an agreement with its lenders to amend the credit agreement and bring Hudson RCI AB into compliance with all terms and provisions of the agreement.  As a part of the agreement, (i) Hudson RCI AB agreed to pay down $1.0 million in principal on the term loan facility and (ii) certain financial covenants were amended.

6.          Additional Paid In Capital.  In conjunction with the debt restructuring the Company issued to Holding’s majority stockholder warrants to purchase 20 million shares of common stock.  The warrants are exercisable upon issuance for $1.00 per share and expire on May 15, 2009.  The warrants were valued at $750,000, based on the Black-Sholes valuation model. The fair value of these warrants was estimated at the date of grant with the following assumptions:  5-year risk-free interest rate of 5.25%; no dividend yield; an average volatility factor of 50.0%; and weighted average expected lives of 7 years.  The warrant value was deferred and is being amortized to interest expense over the term of the debt.

7.          Subsequent Events.

                Notes Payable to Affiliates and Additional Paid In Capital

            In October 2002, HRC issued $2.1 million in senior term notes to existing shareholders.  The notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004.  HRC used the proceeds from the issuance of the notes to buy intercompany receivables from the Company.  Proceeds to the Company from the sale of the receivables will be used to provide funds for ongoing working capital purposes.  In conjunction with issuance of the notes by HRC, the Company will issue warrants to purchase 2.1 million shares of common stock at $1.00 per share.  The warrants will expire on May 15, 2009 and will be accounted for in a manner consistent with the warrants issued in May 2002, as discussed in Note 6.

            Sale of Facilities

            In October 2002, Holding sold two ten-acre parcels, buildings and other related assets having temporarily a net book value of approximately $3.9 million for cash consideration of approximately $7.5 million. The Company will occupy one of the parcels for a one-year period to efficiently transfer its operations out of the facility.

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(amounts in thousands)

	September 30, 2002	December 31, 2001

CURRENT ASSETS:
Cash	$5,023	$7,085
Accounts receivable, less allowance for doubtful accounts of $1,567 and $1,801 at September 30, 2002 and December 31, 2001, respectively	21,575	19,287
Inventories, net	23,862	25,218
Other current assets	2,070	1,483

Total current assets	52,530	53,073
PROPERTY, PLANT AND EQUIPMENT, net	44,617	46,268
OTHER ASSETS:
Goodwill	32,453	28,498
Deferred financing and other costs, net	8,207	8,316
Other assets	1,102	900

Total other assets	41,762	37,714

Total assets	$138,909	$137,055

See notes to unaudited condensed financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

	September 30, 2002	December 31, 2001

CURRENT LIABILITIES:
Notes payable to bank	$12,809	$20,680
Accounts payable	10,297	15,251
Accrued liabilities	23,325	17,302

Total current liabilities	46,431	53,233
NOTE PAYABLE TO AFFILIATE	37,217	17,217
NOTES PAYABLE TO BANK, net of current portion	61,603	73,250
SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000
OTHER NON-CURRENT LIABILITIES	1,559	1,187

Total liabilities	261,810	259,887
COMMITMENTS AND CONTINGENCIES (Note 4)
MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value; 1,800 shares authorized; 470 and 445 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively; liquidation preference --$47,031 and $44,474 respectively	46,595	43,847
Accrued preferred stock dividend, payable in kind	2,479	1,142

	49,074	44,989
STOCKHOLDERS’ EQUITY (DEFICIT):
Junior preferred stock, $0.01 par value; 6 shares authorized; 3 shares outstanding at September 30, 2002 and December 31, 2001	3,422	3,137
Common stock, $0.01 par value; 15,000 shares authorized; 10,654 issued and outstanding at September 30, 2002 and December 31, 2001	98,258	98,258
Additional paid in capital	750	—
Cumulative translation adjustment	1,316	(698)
Accumulated deficit	(275,721)	(268,518)

Total stockholders’ deficit	(171,975)	(167,821)

Total liabilities, mandatorily-redeemable preferred stock and stockholders’ deficit	$138,909	$137,055

See notes to unaudited condensed financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

NET SALES	$41,923	$45,095	$126,385	$123,701
COST OF SALES	25,827	24,306	74,316	77,297

Gross Profit	16,096	20,789	52,069	46,404
OPERATING EXPENSES:
Selling, distribution, general & administrative	11,579	12,118	35,002	39,374
Amortization of goodwill	—	777	—	2,547
Research and development	587	363	1,999	1,264

	12,166	13,258	37,001	43,185

Income from operations	3,930	7,531	15,068	3,219
INTEREST EXPENSE AND OTHER, net	5,736	5,180	15,782	19,022

(Loss) income before provision for income taxes	(1,806)	2,351	(714)	(15,803)
PROVISION FOR INCOME TAXES	740	398	2,066	926

Net (loss) income	$(2,546)	$1,953	$(2,780)	$(16,729)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (loss) gain	(177)	(1,958)	2,014	2,602

Comprehensive loss	$(2,723)	$(5)	$(766)	$(14,127)

See notes to unaudited condensed financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amount in thousands)

	Nine Months Ended

	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,780)	$(16,729)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	6,968	9,243
Amortization of deferred financing costs	1,336	888
Provision for bad debts	351	—
Loss on disposal of equipment	(37)	—
Change in operating assets and liabilities:
Accounts receivable	(2,078)	(2,990)
Inventories	2,101	11,300
Other current assets	(654)	365
Other assets	(12)	(1,674)
Accounts payable	(5,139)	(9,239)
Accrued liabilities	5,527	3,088
Other non-current liabilities	304	1,007

Net cash provided by (used in) operating activities	5,887	(4,741)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,277)	(3,200)
Proceeds from sales of property, plant and equipment	156	2,801

Net cash used in investing activities	(5,121)	(399)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable to bank	(24,004)	(14,281)
Proceeds from bank borrowings	2,450	6,227
Repayment of notes payable to affiliates	—	—
Payment of capital lease obligations	(29)	—
Proceeds from notes payable to affiliates	20,000	6,951
Net proceeds from sale of common, mandatorily-redeemable and junior preferred stock, net of transaction costs	—	3,100
Additions of deferred financing costs	(477)	(404)

Net cash (used in) provided by financing activities	(2,060)	1,593
Effect of exchange rate changes on cash	(768)	2,602

NET DECREASE IN CASH	(2,062)	(945)
CASH, beginning of period	7,085	3,530

CASH, end of period	$5,023	$2,585

See notes to unaudited condensed consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,045	$11,070

Income taxes (primarily foreign)	$2,259	$—

NON-CASH FINANCING ACTIVITIES:
Preferred dividends accrued or paid-in-kind	$4,183	$3,593

Issuance of warrants in connection with debt	$750	$—

See notes to unaudited condensed consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Financial Statements.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2002, the results of operations for the three month and nine month periods ended September 30, 2002 and September 30, 2001 and statements of cash flows for the nine month periods ended September 30, 2002 and September 30, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company’s 2001 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be achieved for a full year.

             Management Plans to Improve Financial Condition and Results of Operations

             Management believes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing as may be required and, ultimately to attain profitable operations.  As further discussed in Note 5, on May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement.  As part of this amendment, the Company issued $20.0 million in new senior term notes with warrants to the stockholder of Holding.

             In addition, management has taken numerous actions to improve the operating performance of the Company.   Such actions included: the elimination of a distribution warehouse, sales of non-essential land and buildings, elimination of non-essential management personnel, reductions in inventory levels, aggressive collection of accounts receivable and elimination of individual products that did not attain acceptable levels of profitability.

             Management believes that the results of its plans and the agreement reached, funding received on May 14, 2002 discussed above and operating results in line with current forecasts will enable the Company to meet its ongoing obligations on a timely basis and continue operations for at least the next twelve months.  If the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company would have to initiate measures to raise cash through additional debt or equity issuances, additional asset sales and/or curtail operations. The Company currently has no commitments for additional debt or equity financing and no assurance can be given as to whether or, on what terms, additional debt or equity investments could be obtained, if required.  Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investment would have a material adverse effect on the Company.

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

             The significant estimates made in the preparation of the Company’s consolidated financial statements relate to allowance for bad debts, rebate reserve, inventory reserve and deferred tax assets valuation.

             Recent Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”).  This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.  Any acquisitions made by the Company after June 2001 will be recorded in accordance with SFAS 141.

             Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Goodwill is no longer amortized and is assessed at least annually for impairment using a fair value methodology.  The Company stopped amortizing goodwill, effective January 1, 2002, and as a result, no charges for goodwill amortization are included in the 2002 financial statements. The Company completed its transitional impairment test of goodwill as of January 1, 2002 in the second quarter of 2002, which indicates no impairment of existing goodwill. Net income and loss for the three and nine months ended September 30, 2001, excluding amortization of goodwill would have been (in thousands) $2,730 and $(14,182) compared to $1,953 and $(16,729), respectively.  The change in goodwill for the nine months ended September 30, 2002 is the result of changes in foreign currency exchange rates.  The Company operates in two reporting units; North American operations (known as the guarantor) and international operations (known as the non-guarantor). These two reporting units are identical to the operating segments described in Note 3.

             Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement.  SFAS 143 is effective January 1, 2003.  The Company does not expect the adoption of SFAS 143 to have a material impact on the Company’s financial statements.

             Effective January 1, 2002, the Company adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  The adoption of SFAS 144 did not have a material impact on the Company’s financial statements.

             In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.

SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

2.         Inventories.  Inventories consisted of the following (amounts in thousands):

	September 30, 2002	December 31, 2001

Raw materials	$5,311	$7,377
Work-in-process	6,286	5,392
Finished goods	14,249	14,481

	25,846	27,250
Provision for obsolescence	(1,984)	(2,032)

	$23,862	$25,218

3.         Segment Data and Subsidiaries Guaranteeing Debt.  The Company presents segment information externally based on how management uses financial data internally to make operating decisions and assess performance.  The company has two operating segments:  United States, or guarantor, and international or non-guarantor.  The non-guarantor subsidiaries consist principally of Hudson RCI AB and subsidiaries (whose operations are principally international).  Under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s operating segments are the same as its reporting segments.

         The Company is the 100% owner of certain subsidiaries that do not guarantee the Company’s senior subordinated notes and certain bank debt.  The following tables disclose required consolidating financial information for guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2002

	Guarantor	Non- Guarantor	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash	$1,991	$3,032	$—	$5,023
Accounts receivable	15,438	6,137	—	21,575
Intercompany receivables	3,534	1,603	(5,137)	—
Inventories	19,681	5,290	(1,109)	23,862
Other current assets	670	1,400	—	2,070

Total current assets	41,314	17,462	(6,246)	52,530
PROPERTY, PLANT AND EQUIPMENT, NET	43,304	1,313	—	44,617
OTHER ASSETS:
Goodwill	—	32,453	—	32,453
Deferred financing and other costs, net	8,207	—	—	8,207
Investment in non-guarantor subsidiaries at cost	28,636	4,000	(32,636)	—
Other	1,102	—	—	1,102

Total other assets	37,945	36,453	(32,636)	41,762

	$122,563	$55,228	$(38,882)	$138,909

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable to bank	$8,500	$4,309	$—	$12,809
Accounts payable	8,785	1,512	—	10,297
Intercompany payables	1,603	3,534	(5,137)	—
Accrued liabilities	17,955	5,370	—	23,325

Total current liabilities	36,843	14,725	(5,137)	46,431
OTHER LIABILITIES:
Note payable to affiliate	26,951	10,266	—	37,217
Notes payable to bank, net of current portion	51,450	10,153	—	61,603
Senior subordinated notes payable	115,000	—	—	115,000
Other non-current liabilities	245	1,314	—	1,559

Total liabilities	230,489	36,458	(5,137)	261,810
Mandatorily-redeemable preferred stock	49,074	—	—	49,074

STOCKHOLDERS’ EQUITY (DEFICIT)	(157,000)	18,770	(33,745)	(171,975)

	$122,563	$55,228	$(38,882)	$138,909

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2001

	Guarantor	Non- Guarantor	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash	$4,713	$2,372	$—	$7,085
Accounts receivable	13,989	5,298	—	19,287
Receivables from non-guarantor	6,515	—	(6,515)	—
Inventories	20,377	7,030	(2,189)	25,218
Other current assets	2,976	13,931	(15,424)	1,483

Total current assets	48,570	28,631	(24,128)	53,073
PROPERTY, PLANT AND EQUIPMENT, NET	45,125	1,143	—	46,268
OTHER ASSETS:
Goodwill	—	28,498	—	28,498
Deferred financing and other costs, net	8,316	—	—	8,316
Investment in non-guarantor subsidiaries	28,623	—	(28,623)	—
Other	676	224	—	900

Total other assets	37,615	28,722	(28,623)	37,714

	$131,310	$58,496	$(52,751)	$137,055

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable to bank	$3,750	$16,930	$—	$20,680
Accounts payable	14,069	1,182	—	15,251
Payables to guarantor	—	6,515	(6,515)	—
Accrued liabilities	14,366	15,356	(12,420)	17,302

Total current liabilities	32,185	39,983	(18,935)	53,233
OTHER LIABILITIES:
Note payable to affiliate	14,951	2,266	—	17,217
Notes payable to bank, net of current portion	73,250	—	—	73,250
Senior subordinated notes payable	115,000	—	—	115,000
Other non-current liabilities	146	1,041	—	1,187

Total liabilities	235,532	43,290	(18,935)	259,887
Mandatorily-redeemable preferred stock	44,989	—	—	44,989

STOCKHOLDERS’ EQUITY (DEFICIT)	(149,211)	15,206	(33,816)	(167,821)

	$131,310	$58,496	$(52,751)	$137,055

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2002

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$36,905	$8,849	$(3,831)	$41,923
COST OF SALES	24,757	4,508	(3,438)	25,827

Gross Profit	12,148	4,341	(393)	16,096
OPERATING EXPENSES:
Selling, distribution, general and administrative	8,984	2,595	—	11,579
Amortization of goodwill	—	—	—	—
Research and development	444	143	—	587

	9,428	2,738	—	12,166

Income from operations	2,720	1,603	(393)	3,930
INTEREST EXPENSE AND OTHER, net:	5,079	657	—	5,736

Net (loss) income before provision for income taxes	(2,359)	946	(393)	(1,806)
PROVISION FOR INCOME TAXES	124	616	—	740

Net (loss) income	$(2,483)	$330	$(393)	$(2,546)

	Three Months Ended September 30, 2001

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$41,642	$8,412	$(4,959)	$45,095
COST OF SALES	25,705	4,009	(5,408)	24,306

Gross Profit	15,937	4,403	449	20,789
OPERATING EXPENSES:
Selling, distribution, general and administrative	9,825	2,293	—	12,118
Amortization of goodwill	394	383	—	777
Research and development	140	223	—	363

	10,359	2,899	—	13,258

Income from operations	5,578	1,504	449	7,531
INTEREST EXPENSE AND OTHER, net:	4,971	(169)	378	5,180

Net income before provision for income taxes	607	1,673	71	2,351
PROVISION FOR INCOME TAXES	—	398	—	398

Net Income	$607	$1,275	$71	$1,953

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2002

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$110,853	$26,437	$(10,905)	$126,385
COST OF SALES	71,929	13,461	(11,074)	74,316

Gross Profit	38,924	12,976	169	52,069
OPERATING EXPENSES:
Selling, distribution, general and administrative	27,549	7,453	—	35,002
Amortization of goodwill	—	—	—	—
Research and development	1,309	690	—	1,999

	28,858	8,143	—	37,001

Income from operations	10,066	4,833	169	15,068
INTEREST EXPENSE AND OTHER, net:	14,433	1,349	—	15,782

Net (loss) income before provision for income taxes	(4,367)	3,484	169	(714)
PROVISION FOR INCOME TAXES	124	1,942	—	2,066

Net (loss) income	$(4,491)	$1,542	$169	$(2,780)

	Nine Months Ended September 30, 2001

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$113,861	$21,420	$(11,580)	$123,701
COST OF SALES	77,829	10,944	(11,476)	77,297

Gross Profit	36,032	10,476	(104)	46,404
OPERATING EXPENSES:
Selling, distribution, general and administrative	32,444	6,930	—	39,374
Amortization of goodwill	1,164	1,383	—	2,547
Research and development	534	730	—	1,264

	34,142	9,043	—	43,185

Income (loss) from operations	1,890	1,433	(104)	3,219
INTEREST EXPENSE AND OTHER, net	14,556	2,006	2,460	19,022

Net loss before provision for income taxes	(12,666)	(573)	(2,564)	(15,803)
PROVISION FOR INCOME TAXES	—	926	—	926

Net loss	$(12,666)	$(1,499)	$(2,564)	$(16,729)

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2002

	Guarantor	Non- Guarantor	Total

Net cash provided by (used in) operating activities	$7,346	$(1,459)	$5,887
Net cash used in investing activities	(4,614)	(507)	(5,121)
Net cash (used in) provided by financing activities	(5,556)	3,496	(2,060)
Effect of exchange rate changes on cash	102	(870)	(768)

NET DECREASE IN CASH	(2,722)	660	(2,062)
CASH, beginning of period	4,713	2,372	7,085

CASH, end of period	$1,991	$3,032	$5,023

	Nine Months Ended September 30, 2001

	Guarantor	Non- Guarantor	Total

Net cash used in operating activities	$(337)	$(4,404)	$(4,741)
Net cash (used in) provided by investing activities	(3,234)	2,835	(399)
Net cash provided by financing activities	3,346	(1,753)	1,593
Effect of exchange rate changes on cash	—	2,602	2,602

NET DECREASE IN CASH	(225)	(720)	(945)
CASH, beginning of period	437	3,093	3,530

CASH, end of period	$212	$2,373	$2,585

          The Company’s percentage of sales by geographic region for the three and nine month period ended September 30, 2002 and September 30, 2001 is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Domestic	74.8%	75.4%	75.2%	81.8%
Europe	14.6	13.7	14.9	7.8
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	7.0	6.4	6.1	6.5
Canada	1.1	1.6	1.4	1.5
Other international	2.5	2.9	2.4	2.4

	100.0%	100.0%	100.0%	100.0%

4.          Commitments and Contingencies.  The Company is not a party to any material lawsuits or other proceedings, such as suits relating to product liability and patent infringement. While the results of the Company’s other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company.

5.          Credit Facility.  On May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement. Under the terms of the amendment to the Credit Facility, the lenders and the

Company agreed to (i) waive all existing events of default; (ii) extend the final maturity of the Credit Facility to June 30, 2004; (iii) amend existing amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend future financial covenants.  As a result of the amendment, the Company is currently in compliance with the terms and provisions of the Credit Facility. In conjunction with the amendment, the Company and its subsidiary HRC Holding Inc. ("HRC") issued an aggregate of $20 million in new senior term notes with warrants to Holding’s majority stockholder, $12.0 million of which was exchanged for bank term loans previously acquired.  These notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004. Proceeds from the senior notes were used to pay interest due under the Subordinated Notes, fund expenses associated with the amendment and provide funds for ongoing working capital purposes.

In September 2002, the Company’s wholly-owned subsidiary, Hudson RCI AB, reached an agreement with its lenders to amend the credit agreement and bring Hudson RCI AB into compliance with all terms and provisions of the agreement.  As a part of the agreement, (i) Hudson RCI AB agreed to pay down $1.0 million in principal on the term loan facility and (ii) certain financial covenants were amended.

6.          Additional Paid In Capital.  In conjunction with the debt restructuring the Company issued to Holding’s majority stockholder warrants to purchase 20 million shares of common stock.  The warrants are exercisable upon issuance for $1.00 per share and expire on May 15, 2009.  The warrants were valued at $750,000, based on the Black-Sholes valuation model. The fair value of these warrants was estimated at the date of grant with the following assumptions; 5-year risk-free interest rate of 5.25%; no dividend yield; an average volatility factor of 50.0%; and weighted average expected lives of 7 years.  The warrant value was deferred and is being amortized to interest expense over the term of the debt.

7.          Subsequent Events.

             Notes Payable to Affiliates and Additional Paid In Capital

             In October 2002, HRC issued $2.1 million  in senior term notes to existing shareholders of the Company.  The notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004.  HRC used the proceeds from the issuance of the notes to buy intercompany receivables from the Company.  Proceeds to the Company from the sale of the receivables will be used to provide funds for ongoing working capital purposes.  In conjunction with issuance of the notes, the Company issued warrants to purchase 2.1 million shares of common stock at $1.00 per share.  The warrants will expire on May 15, 2009 and will be accounted for in a manner consistent with the warrants issued in May 2002, as discussed in Note 6.

             Sale of Facilities

             In October 2002, the Company sold two ten-acre parcels, buildings and other related assets having a net book value of approximately $4.7 million for cash consideration of approximately $7.5 million.   The Company will temporarily continue to occupy one of the parcels for a one-year period to efficiently transfer its operations out of the facility.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Because River Holding Corp. (“Holding”) is a holding company with no operations other than those of Hudson Respiratory care Inc. (the “Company” or “Hudson”), the following discussion throughout this section relates primarily to the Company.  The following discussion of Holding and the Company’s consolidated historical results of operations and financial condition should be read in conjunction with the consolidated financial statements of Holding and the Company and the notes thereto included elsewhere in this Form 10-Q.

             Holding’s acquisition of a majority of the Company’s stock was accounted for as a purchase.  As a result of Holding’s acquisition of the Company, Holding recorded property, plant and equipment at fair value.  Additional expenses relating to amortization of goodwill, $6.4 million for the first nine months of 2001, and additional depreciation related to the allocation of purchase price at fair value to depreciable assets of $1.7 million in the first nine months of 2002 and 2001 was recorded.  The remaining value of the step-up in basis to fair value was approximately $5.6 million.

             Goodwill, resulting from the acquisition of the Company, was recorded on the books of Holding and not pushed down to the Company.  As a result, an additional $128.4 million of goodwill was recorded at Holding.  As a result of significant losses, both Holding and the Company recorded a goodwill impairment of $161.6 million and $33.1 million, respectively, in the fourth quarter of 2001.

             Holding and the Company also recorded deferred tax assets stemming from Holding’s purchase of the Company.  Holding and the Company recorded an $11.2 million and $68.9 million valuation allowance, respectively, against these assets in the fourth quarter of 2001.

             There are no other material differences between Holding consolidated and the Company.

Forward-Looking Statements

             This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Such statements relating to future events and financial performance are forward-looking statements involving risks and uncertainties that are detailed from time to time in the Company’s Securities and Exchange Commission filings.

General

             The Company’s results of operations may fluctuate significantly from quarter to quarter as a result of a number of factors, including, among others, the buying patterns of the Company’s distributors, group purchasing organizations (“GPOs”) and other purchasers of the Company’s products, forecasts regarding the severity of the annual cold and flu season, announcements of new product introductions by the Company or its competitors, changes in the Company’s pricing of its products and the prices offered by the Company’s competitors, rate of overhead absorption due to variability in production levels and variability in the number of shipping days in a given quarter.

Recent Developments

             In September 2002, the Company’s wholly-owned subsidiary, Hudson RCI AB, reached an agreement with its lenders to amend the credit agreement and bring Hudson RCI AB into compliance with all terms and provisions of the agreement (see the “Liquidity and Capital Resources” section of this item).

             In October 2002, the Company sold two ten-acre parcels and buildings in Temecula, California for cash consideration of approximately $7.5 million.  The Company will temporarily occupy one of the parcels for up to one year to efficiently transition its operations out of the facility.  The Company believes that with planned decreases in inventory levels and the transfer of certain production to its Tecate, Mexico facility, the remaining space at its existing locations will be sufficient to support ongoing operations.

             In October 2002, HRC Holding Inc., a subsidiary of the Company (“HRC”) issued $2.1 million in senior term notes to existing shareholders of the Company.  The notes will bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004.  HRC used the proceeds from the issuance of the notes to buy intercompany receivables from the Company.  Proceeds to the Company from the sale of the Receivables will be used to provide funds for ongoing working capital purposes.  In conjunction with issuance of these notes, the Company issued warrants to purchase 2.1 million shares of common stock at $1.00 per share.  The warrants will expire on May 15, 2009 and will be accounted for in a manner consistent with the warrants issued in May 2002 (see Notes to Consolidated Financial Statements -- Note 7).

Results of Operations

             The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company’s net sales.

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

	(amounts in thousands)
Net sales	$41,923	$45,095	$126,385	$123,701
Cost of sales	25,827	24,306	74,316	77,297

Gross profit	16,096	20,789	52,069	46,404

Selling expenses	4,970	4,626	15,368	15,197
Distribution expenses	2,482	2,661	6,890	7,658
General and administrative expenses	4,127	4,831	12,744	16,519
Amortization of goodwill	—	777	—	2,547
Research and development expenses	587	363	1,999	1,264

Total operating expenses	12,166	13,258	37,001	43,185

Operating income	$3,930	$7,531	$15,068	$3,219

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.6	53.9	58.8	62.5

Gross profit	38.4	46.1	41.2	37.5

Selling expenses	11.9	10.3	12.2	12.3
Distribution expenses	5.9	5.9	5.5	6.2
General and administrative expenses	9.8	10.7	10.1	13.4
Amortization of goodwill	—	1.7	—	2.1
Research and development expenses	1.4	.8	1.6	1.0

Total operating expenses	29.0	29.4	29.3	34.9

Operating income	9.4%	16.7%	11.9%	2.6%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

             Net sales, reported net of accrued rebates, were $41.9 million in the third quarter of 2002 as compared to $45.1 million in the third quarter of 2001, representing an decrease of $3.2 million or 7.0%.  Domestic hospital declined by $4.5 million or 16.0%, principally due to variability in distributor buying patterns. Sales in Europe increased by $1.4 million or 30.1%, the result of market share growth driven by the Company’s European subsidiaries.  Additionally, European customers benefited from favorable currency movement that made the price of the Company’s products relatively less expensive in the third quarter of 2002, as compared to the third quarter of 2001.  Sales in the Pacific Rim were relatively unchanged, while sales in other international areas declined by declined by $0.4 million, also the result of variability in customer buying patterns.  Sales elsewhere in the Company increased by $0.3 million.

             The Company’s gross profit for the third quarter of 2002 was $16.1 million, a decrease of $4.7 million or 22.6% from the third quarter of 2001.  As a percentage of sales, the gross profit was 38.4% and 46.1% for the third quarter of 2002 and 2001, respectively.  The decline in margin was primarily due to underabsorption in 2002 of manufacturing overhead as a result of lower productions levels than planned in the third quarter of 2002 due to lower demand than anticipated and costs associated with the move of the Argyle, New York facility to Tecate, Mexico. Additionally, there was an unfavorable mix variance in the third quarter of 2002 caused by higher sales of products at lower gross margins than occurred in the third quarter of 2001.

             Selling expenses were $5.0 million for the third quarter of 2002, as compared to $4.6 million in the third quarter of 2001.  The increase of $0.3 million or 7.4% was primarily the result of increased GPO fees resulting from increased sales to affiliated hospitals.  As a percentage of net sales, selling expenses were 11.9% in the third quarter of 2002 as compared to 10.3% in the third quarter of 2001.

             Distribution expenses were $2.5 million for the third quarter of 2002 as compared to $2.7 million in the third quarter of 2001.  This decline is primarily the result of lower sales in the third quarter of 2002 as compared to the third quarter of 2001.  As a percentage of sales, distribution expense was 5.9% in the third quarter of 2002 and 2001.

             General and administrative expenses were $4.1 million in the third quarter of 2002, a decrease of $0.7 million or 14.6% from the third quarter of 2001.  This decrease was primarily the result of decreased temporary staffing levels and the elimination of certain consulting fees.  As a percentage of net sales, general and administrative expenses were 9.8% in the third quarter of 2002 as compared to 10.7% in the third quarter of 2001.

             Research and development expenses were $0.6 million for the third quarter of 2002 as compared to $0.4 million for the third quarter of 2001.  This increase of $0.2 million or 61.7% is the result of increased spending on product development in 2002 through the use of outside consultants.

             No amortization of goodwill was recorded in the third quarter of 2002, as compared to $0.8 million in the third quarter of 2001.  This is the result of the Company’s adoption of SFAS 142, under which the Company ceased amortizing goodwill effective January 1, 2002.

             Interest expense and other was $5.7 million for the third quarter of 2002, as compared to $5.2 million in the third quarter of 2001.  The increase was primarily due to higher levels of debt somewhat offset by lower interest rates.

             The Company’s tax expense relates primarily to foreign taxes earned on its international operations.  For U.S. and state tax purposes, the Company has significant net operating loss carryforwards for which a valuation allowance has been established against the deferred tax assets.  The Company continues to evaluate the need for the valuation allowance and will reverse it only when it is more likely than not that the deferred tax assets will be realized.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

             Net sales, reported net of accrued rebates, were $126.4 million in the first nine months of 2002 as compared to $123.7 million in the first nine months of 2001, representing an increase of $2.7 million or 2.2%.  Domestic hospital sales were relatively unchanged, decreasing by $0.5 million. Sales to Europe increased by $3.6 million or 23.9%, the result of market share growth driven by the Company’s European subsidiaries.  Additionally, European customers benefited from favorable currency movement that made the price of the Company’s products relatively less expensive in 2002 as compared to 2001.  These gains were partially offset by a decline in sales to the Pacific Rim of $0.3 million, the result of initial stocking of SHERIDAN® product in the second quarter of 2001.  Sales elsewhere in the Company declined by $0.1 million.

             The Company’s gross profit for the first nine months of 2002 was $52.1 million, an increase of $5.7 million or 12.2% from the first nine months of 2001.  As a percentage of sales, the gross profit was 41.2% and 37.5% for the first nine months of 2002 and 2001, respectively.  This increase in margin was primarily due to (i) 2001 sales of inventory originally recorded at a higher net realizable value rather than internal manufacturing costs as a result of the SHERIDAN® acquisition, (ii), an improvement in shipping costs in the first quarter of 2002, the result of the Company streamlining and enhancing the new management information system implemented in 2000 (implementation problems with the new system adversely affected shipping costs in 2001 due to difficulties the Company was experiencing in its installation and the implementation of programs in 2001 designed to reduce freight costs) (iii), underabsorption in 2001 of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production and (iv) an unfavorable mix variance caused by higher sales of products at lower gross margins in 2001 as compared to 2002.  These gains were partially offset by costs associated with the start-up of the Tecate facility incurred in 2002 and other factors in the third quarter as previously discussed.

             Selling expenses were $15.4 million for the first nine months of 2002, a $0.2 million or 1.1% increase from the first nine months of 2001.  The increase was primarily the result of increased GPO fees resulting from increased sales to GPO member hospitals; offset somewhat by decreases due to temporary personnel vacancies in the Company’s European operations. As a percentage of net sales, selling expenses were 12.2% in the first nine months of 2002 as compared to 12.3% in the first nine months of 2001.

             Distribution expenses were $6.9 million for the first nine months of 2002, a decrease of $0.8 million or 10.0% from the first nine months of 2001.  This decline is primarily the result of specific programs implemented by management designed to improve the efficiency of its distribution facilities, including closure of the Company’s Atlanta distribution center in August 2001.  The majority of the benefit from these special programs (excluding closure of the Atlanta facility) was realized in the second quarter of 2001.  As a percentage of sales, distribution expenses decreased to 5.5% in the first nine months of 2002 as compared to 6.2% in the first nine months of 2001.

             General and administrative expenses were $12.7 million in the first nine months of 2002, a decrease of $3.8 million or 22.9% from the first nine months of 2001.  This decrease was primarily the result of decreased temporary staffing levels and the elimination of certain consulting fees.  As a percentage of net sales, general and administrative expenses were 10.1% in the first nine months of 2002 as compared to 13.4% in the first nine months of 2001.

             Research and development expenses were $2.0 million for the first nine months of 2002, an increase of $0.7 million or 58.1% for the fist nine months of 2001. The increase is primarily the result of increased spending on product development in 2002 through the use of outside consultants.

             No amortization of goodwill was recorded in the first nine months of 2002, as compared to $2.5 million in the first nine months of 2001.  This is the result of the Company’s adoption of SFAS 142, under which the Company ceased amortizing goodwill effective January 1, 2002.

             Interest expense and other was $15.8 million for the first nine months of 2002, as compared to $19.0 million in the first nine months of 2001.  The decrease was primarily due to lower interest rates.

             The Company’s tax expense relates primarily to foreign taxes earned on its international operations.  For U.S. and state tax purposes, the Company has significant net operating loss carryforwards for which a valuation allowance has been established against the deferred tax assets.  The Company continues to evaluate the need for the valuation allowance and will reverse it only when it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

             The Company’s primary sources of liquidity are cash flow from operations, borrowings under its working capital bank facility and historically, investments from shareholders.  Cash provided by (used in) operations totaled $5.9 million and $(4.7) million for the first nine months of 2002 and 2001, respectively The increase for the first nine months of 2002 as compared to the first nine months of 2001 is primarily attributable to increased operating income, somewhat offset by a decrease in working capital and costs incurred to move the Company’s Argyle, New York operations to Tecate, Mexico.  The move is anticipated to cost approximately $4.6 million and will be completed in 2003.  Through September 30, 2002, expenditures related to the move have totaled $2.4 million ($1.5 million in 2002)..  The Company had an operating working capital of $6.1 million and a deficit of $0.2 million as of the end of September 30, 2002 and December 31, 2001, respectively.  Inventories were $23.9 million and $25.2 million as of the end of September 30, 2002 and December 31, 2001, respectively.  In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders.  Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity.  Over time, the Company expects its level of inventories to increase, as the Company’s sales in the international markets increase.  Accounts receivable, net of allowances, were $21.6 million and $19.3 million at September 30, 2002 and December 31, 2001, respectively.  The Company typically offers 30-day credit terms to its U.S. hospital distributors.  Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company’s alternate site and international sales have increased, the amount and aging of its accounts receivable have increased.  The Company anticipates that the amount and aging of its accounts receivable will continue to increase as the alternate site and international markets become a larger percentage of the Company’s overall sales.

             During the nine months ended September 30, 2002, net cash used in investing activities was $5.1 million, reflecting primarily purchases of manufacturing equipment and new heater production.  During the nine months ended September 30, 2001, favorable currency translation gains attributable to foreign operations offset purchases of manufacturing equipment resulting in net cash used in investing activities of $0.4 million. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2002 and 2003, consisting primarily of additional and replacement manufacturing equipment, new heater production and costs related to the start-up of the Tecate facility.

             During the nine months ended September 30, 2002 and September 30, 2001, net cash (used in) provided by financing was $(2.1) million and $1.6 million, respectively, reflecting repayment on the Company’s borrowings in the first nine months of 2002 offset by borrowings on notes payable to affiliates and borrowings made through Hudson RCI AB, the Company’s Swedish subsidiary in the first nine months of 2001.

             In September 2002, the Company’s wholly-owned subsidiary, Hudson RCI AB, reached an agreement with its lenders to amend the credit agreement and bring Hudson RCI AB into compliance with all terms and provisions of the agreement.  As a part of the agreement, (i) Hudson RCI AB agreed to pay down $1.0 million in principal on the term loan facility and (ii) certain financial covenants were amended.

             As of September 30, 2002, after giving effect to the amendment and restatement of the Credit Facility and related transactions consummated in May 2002 (the “Restructuring”), the Company had outstanding $226.6 million of indebtedness, consisting of $115.0 million of Senior Subordinated Notes, borrowings of $60.0 million under the Company’s Credit Facility, $37.2 million in notes payable to affiliates and $14.4 million in outstanding borrowings under the bank facility of Hudson RCI AB, the Company’s Swedish subsidiary.  For additional information regarding the Restructuring, reference is made to Item 2 of the Company’s Quarterly report on Form 10-Q, for the Quarter Ended March 31, 2002.

             The Credit Facility currently consists of a $40.0 million Term Loan Facility  (of which $7.5 million is currently outstanding) and a $55.0 million Revolving Loan Facility of which up to $40.0 million (all of which has been borrowed and is outstanding) may be used for permitted acquisitions (“Acquisition Facility”) and up to $15.0 million (the “Working Capital Portion”) may be used for general corporate purposes (other than acquisitions). The Revolving Loan Facility has a letter of credit sub-limit of $7.5 million. The Term Loan Facility and Acquisition Facility mature on June 30, 2003 and June 30, 2004, respectively and require quarterly principal installments totaling $3.8 million in 2002, $9.3 million in 2003 and  $37.0 million in 2004.  The Revolving Loan Facility matures on June 30, 2004.  As of October 12, 2002, total usage of the Working Capital Portion was $8.5 million (including letters of credit) and $6.5 million was available for borrowings.

             As of September 30, 2002, the Company had $37.2 million outstanding pursuant to unsecured promissory notes payable to affiliates of the Company, (including Freeman Spogli, Holding’s majority stockholder).  Of these notes, $20.0 million bear interest at 12.0% per annum and are due December 2004, $14.9 million bear interest at 10.0% per annum and are due March 2005 and $2.3 million bear interest at 9.0% per annum and are due August 2006.  Interest may be paid or deferred to the due date at the option of the Company.  Of the December 2004 notes, $12.0 million rank pari-passu with the Credit Facility and senior to the Senior Subordinated Notes and $8.0 million are senior, on a structural basis, to both the Credit Facility and the Senior Subordinated Notes.  The March 2005 notes are convertible into the Company’s common stock at the option of the holder and are subordinated to borrowings under the Credit Facility and rank pari-passu with the Senior Subordinated Notes. The August 2006 notes rank senior, on a structural basis, to both the Credit Facility and the Senior Subordinated Notes.  All of the notes held by affiliates have been pledged for the benefit of the lenders under the Credit Facility.

              Holding has issued 470,310 shares (including shares issued as payment in kind dividends) of its 11 ½% Senior Exchangeable PIK Preferred Stock due 2010 with an aggregate liquidation preference of $47.0 million, which has terms and provisions materially similar to those of the 11 ½% Senior Exchangeable PIK Preferred Stock due 2010 issued by Holding.  At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.  The Credit Facility currently prohibits the Company from paying cash dividends on “mirror” Preferred Stock the Company has issued to Holding.

             In August 2001, Holding issued 3,000 shares of 12% Junior Convertible Cumulative Preferred Stock (the “Junior Preferred Stock”) for total cash consideration of $3.0 million, which Holding invested in the Company in exchange for the Company’s junior preferred stock.  Each share of the Junior Preferred Stock may be redeemed, from time to time, in whole or in part, at the option of the Company at a redemption price of 100% of the Liquidation Preference of the Junior Preferred Stock or $1,000 per share plus accumulated and unpaid dividends that would be payable on such shares of Junior Preferred Stock.  At September 30, 2002, the liquidation preference of the Junior Preferred Stock, including accrued dividends, was $3.4 million.

             At September 30, 2002, the Company was in compliance with all provisions of its debt securities and preferred stock.

             In October 2002, HRC Holding Inc, a subsidiary of the Company (“HRC”), issued $2.1 million in senior term notes to existing shareholders of the Company.  The notes will bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004.  HRC used the proceeds from the issuance of the notes to buy intercompany receivables from the Company.  Proceeds to the Company from the sale of the receivables will be used to provide funds for ongoing working capital purposes.  In conjunction with issuance of the notes by HRC, the Company issued warrants to purchase 2.1 million shares of common stock at $1.00 per share.  The warrants will expire on May 15, 2009 and will be accounted for in a manner consistent with the warrants issued in May 2002. (See Notes to Consolidated Financial Statements -- Note 6).

             For additional information regarding the Company’s debt securities and preferred stock, reference is made to Item 7 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001 and Item 2 of the Company’s Quarterly Report on Form 10-Q, Item 2, for the quarter ended March 31, 2002 and quarter ended June 30, 2002.

             The following is a summary of the Company's consolidated contractual obligations as of December 31, 2001:

(amounts in thousands)	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$226,629	$12,809	$93,941	$2,266	$117,613
Mandatorily redeemable preferred securities	49,074	—	—	—	49,074
Leases and other commitments	12,336	2,247	6,065	1,792	2,232

Total contractual obligations	$288,039	$15,056	$100,006	$4,058	$168,919

             The Company believes that cash generated from anticipated improved operating performance, together with the net available proceeds from the Refinancing, available borrowing capacity under the Revolving Credit Facility and sale of non-essential assets, will provide sufficient liquidity to fund its operations and meet its obligations for the next twelve months.  If the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company would have to initiate measures to raise cash through additional debt or equity issuances, additional asset sales and/or curtail operations.  The Company currently has no commitments for additional debt or equity financing and no assurance can be given as to whether or, on what terms, additional debt or equity investments could be obtained, if required.  Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investment would have a material adverse effect on the Company.

             As Holding is a holding company, its primary source of liquidity is dividends or other distributions from the Company.  Holding’s only asset is its investment in Hudson Respiratory Care, Inc.  The ability of the Company to pay cash dividends or make distributions to Holding when required, is restricted or prohibited under the terms of the debt instruments, including the Credit Facility.  Since the Credit Agreement currently prohibits the Company from paying cash dividends to Holding, Holding may not be able to pay cash dividends to the holders of Holding Preferred Stock commencing in April 2003, as required by the terms of the Holding Preferred Stock.  In the event Holding is unable to pay cash dividends to the holders of Holding Preferred Stock for two consecutive periods, the sole remedy of the holders is the ability to elect two members to Holding’s Board of Directors.

Recent Accounting Pronouncements

                     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”).  This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.  Any acquisitions made by Holding after June 2001 will be recorded in accordance with SFAS 141.

             Effective January 1, 2002 Holding adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Goodwill is no longer amortized and is assessed at least annually for impairment using a fair value methodology.  Holding stopped amortizing goodwill, effective January 1, 2002, and as a result, no charges for goodwill amortization are included in the 2002 financial statements. Holding completed its transitional impairment test of goodwill as of January 1, 2002 in the second quarter of 2002, which indicates no impairment of existing goodwill. Net income and loss for the three and nine months ended September 30, 2001, excluding amortization of goodwill would have been (in thousands) $2,730 and $(14,182) compared to $1,953 and $(16,729), respectively.  The change in goodwill for the nine months ended September 30, 2002 is the result of changes in foreign currency exchange rates.

             Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement.  SFAS 143 is effective January 1, 2003.  Holding does not expect the adoption of SFAS 143 to have a material impact on Holding’s financial statements.

             Effective January 1, 2002, Holding adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  The adoption of SFAS 144 did not have a material impact on Holding’s financial statements.

             In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Holding will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

             There have been no material changes in Holding’s market risk exposure from that reported in Holding’s 10-K for the fiscal year ended December 31, 2001.

ITEM 4.           CONTROLS AND PROCEDURES

             For the fiscal years ending December 31, 2000 and December 31, 2001, Holding experienced significant disruptions to its operations resulting from the implementation of a new enterprise resource planning (“ERP”) software platform.  This implementation created issues in the accounting for doubtful accounts receivable and the accrual against accounts receivables for rebates. These items were resolved to the satisfaction of the auditors and the 2000 financial statements were released with an unqualified opinion. These issues affecting the audit of Holding’s financial statements for 2000 and Holding’s response to such issues including a description of corrective actions is presented by reference to the Company's current report on Form 8K filed with the SEC on January 25, 2002.

            Management also conducted its own review and evaluation of Holding's internal control procedures and is in the process of implementing the corrective actions that have been presented and approved by Holding’s audit committee. Management believes that such corrective actions will provide the necessary internal controls and procedures to correct such deficiencies for the year ending December 31, 2002. Holding’s December 31, 2001 financial statements were issued with an unqualified opinion.

Within the past ninety days prior to the date of this report, Holding has completed an evaluation, under the supervision and with the participation of Holding’s chief executive officer and chief financial officer of the effectiveness of Holding’s disclosure controls and procedures.  Based on this evaluation, Holding’s chief executive officer and chief financial officer concluded that, subject to the matters discussed above with respect to the internal control weaknesses and ongoing implementation of corrective actions relating to Holding’s internal financial controls, Holding’s disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to Holding and its subsidiaries.

             There have been no significant changes in Holding’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date Holding completed this evaluation., other than the Company’s continued progress towards completing the corrective actions referenced above.

PART II.  OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

               None.

ITEM 2.                   CHANGES IN SECURITIES

               None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5.                   OTHER INFORMATION

               None.

ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K

                (a)           Exhibits

                                99.1           Certification of Chief Executive Officer.
                                99.2           Certification of Chief Financial Officer.

                (b)            Reports on Form 8-K

                                 None.

SIGNATURE

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER HOLDING CORP., a Delaware corporation

November 14, 2002	by:	/s/ PATRICK G. YOUNT

Patrick G. Yount Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

                    I, Charles French, certify that:

                    1.          I have reviewed this quarterly report on Form 10-Q of River Holding Corp.;

                    2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                    3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                    4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                 a.           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                 b.           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                                 c.           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                    5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                                 a.           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                                 b.           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                    6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ CHARLES FRENCH

Charles French Chief Executive Officer and President

CERTIFICATIONS

                    I, Patrick Yount, certify that:

                    1.          I have reviewed this quarterly report on Form 10-Q of River Holding Corp.;

                    2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                    3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                    4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                 c.           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                 d.           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                                 e.           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                    5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                                 a.           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                                 b.           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                    6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ PATRICK YOUNT

Patrick Yount Chief Financial Officer and Secretary