Form 10-K
period 2002-12-31
RIVER HOLDING CORP
filed 2003-03-27
CIK 1061892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number 333-56135

RIVER HOLDING CORP.
 (Exact name of registrant as specified in its charter)

Delaware	95-4674065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

599 Lexington Avenue, 18th floor
New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 758-2555
(Registrant’s telephone number, including area code)

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

Yes ☐	Not Applicable ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐	Not Applicable ☒

          Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of March 14, 2003 the number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the registrant outstanding) was 9,144,293.  The registrant’s Common Stock is not traded in a public market.

Aggregate market value of the registrant’s voting and nonvoting Common Stock:  Not Applicable.

Documents Incorporated by Reference:  None

RIVER HOLDING CORP. AND SUBSIDIARIES

Fiscal Year Ended December 31, 2002

I

PART I

Item 1.   Business

          This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include without limitation the words “believes,” “anticipates,” “estimates,” “intends,” “expects,” and words of similar import.  All statements other than statements of historical fact included under “Item 1. Business,” “Item 2. Properties,” “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking information and may reflect certain judgments by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of River Holding Corp. or the respiratory care and anesthesia products industries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These potential risks, uncertainties and other factors include, but are not limited to, those identified in the “Risk Factors” section of this Form 10-K located at the end of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  River Holding Corp. disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

          River Holding Corp. (“Holding” or “River”) conducts all of its business through its majority-owned subsidiary, Hudson Respiratory Care Inc. and its subsidiaries (collectively, “Hudson RCI” or the “Company”).  Consequently, the following discussion relates primarily to the Company.  The Company is a leading manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets.  The Company offers one of the broadest respiratory care and anesthesia product lines in the industry, including such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing.  In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies.  Internationally, the Company sells its products to distributors that market to hospitals and other health care providers.  The Company’s products are sold to over 5,400 distributors and alternate site service providers throughout the United States and in more than 90 countries worldwide.  The Company has supplied the disposable respiratory care market for over 55 years and enjoys strong brand name recognition and leading market positions

          The Company manufactures and markets approximately 1,650 respiratory care and anesthesia products.  The Company believes that its broad product offering represents a competitive advantage over suppliers with more limited product offerings, as health care providers seek to reduce medical supply costs and concentrate purchases among fewer vendors.  The Company also benefits competitively in the United States from its extensive relationships with leading group purchasing organizations  (“GPOs”), as large purchasing organizations play an increasingly important role in hospitals’ purchasing decisions.

          The Company maintains three manufacturing facilities and two distribution facilities in the United States, one manufacturing facility and assembly operation in Mexico, an assembly operation in Malaysia and sales and marketing offices in the United States, Sweden, the United Kingdom, France and Germany.

          Hudson Oxygen Therapy Sales Company (“Hudson Oxygen”), Hudson RCI’s predecessor, was founded in 1945. In 1988, Hudson Oxygen formed Industrias Hudson, a subsidiary that oversees the Company’s assembly operation in Mexico.  In 1989, Hudson Oxygen merged with Respiratory Care Inc. to form Hudson RCI.  In April 1998, the Company consummated a recapitalization, pursuant to which it became a majority-owned subsidiary of River Holding Corp. (“Holding”).  In the past four years, the Company has completed a number of strategic acquisitions in order to expand its product line and geographic penetration, most significantly with the July 1999 acquisition of Hudson RCI AB (formerly Louis Gibeck AB), a Swedish company that manufactures and markets medical devices under the Gibeck brand.

Holding’s principal executive offices are located at 599 Lexington Avenue, 18th floor, New York, New York 10022, and its telephone number is (212) 758-2555.

Industry Overview

          The worldwide market for disposable respiratory care and anesthesia products consists of the domestic hospital market, the alternate site market and the international market.  Respiratory care and anesthesia principally involve the delivery of oxygen or anesthesia from a gas source, such as a mechanical ventilator or respirator, to the patient’s pulmonary system.  The gas is typically delivered to the patient through specialized tubing connecting to a cannula, mask or endotracheal tube.  In addition, it is often clinically desirable to humidify or medicate the gas prior to delivery to the patient.  The market for respiratory care and anesthesia products, including disposable products, is expected to be positively impacted by demographic trends, both domestically and internationally.  In the United States, changes in demographics, including an aging population, increased incidence and awareness of respiratory illnesses and heightened focus on cost-efficient treatment, have had a positive impact on the domestic respiratory care and anesthesia markets.  There has been an increasing incidence of respiratory illnesses (such as asthma and emphysema), due in part to an increasingly susceptible aging population, environmental pollution, smoking-related illnesses and communicable diseases with significant respiratory impact, such as tuberculosis, HIV and influenza.  The Company believes that the international respiratory care and anesthesia markets will experience many of the trends currently affecting domestic markets.  In addition, many international markets have high incidences of communicable respiratory diseases and are becoming increasingly aware of the clinical and economic value of single-use, disposable products.

          The market for respiratory care and anesthesia products is also affected by trends involving the health care market in general.  In particular, the overall trend towards cost containment and infection control has increased the desirability of disposable products relative to reusable products, and has influenced pricing, product utilization, distribution channels, purchasing decisions and health care delivery methods.

          Efforts to contain rising health care costs have increased the preference for disposable medical products that improve the productivity of health care professionals and reduce overall provider costs.  Health care organizations are evaluating modes of treatment that are less labor and/or technology intensive as a means of decreasing the cost of care, which can often result in increased disposable usage.  In particular, increased utilization of disposable products can decrease labor and other costs associated with sterilizing and reprocessing reusable products.  In addition, the risks of transmission of infectious diseases such as HIV, hepatitis and tuberculosis, and related concerns about the occupational safety of health care professionals, have also contributed to an increased preference for disposable single-use medical products.

          Cost containment has caused consolidation throughout the health care product supply channel, which has favored reliable manufacturers with large, high quality product offerings and competitive pricing.  In an effort to contain costs, service providers have consolidated and affiliated with GPOs, which take advantage of group buying power to obtain lower supply prices. This, in turn, has led to consolidation among distributors, who seek to provide “one-stop shopping” for these large buying groups.  Distributors have also sought to concentrate purchases among fewer vendors in an effort to reduce supply costs.  Since selection as a contracted GPO provider and strong relationships with distributors are critical to many health care manufacturers, they have responded to these trends by providing a broad range of integrated products, combined with reliable delivery and strong after-sales support.

          Cost containment has also caused a migration of the decision making function with respect to supply acquisition from the clinician to the administrator.  As clinicians lose influence and purchasing agents, materials managers and upper level administrative management become more involved in the purchasing decision, a greater emphasis may be placed on price relative to product features and clinical benefits.

          As a result of cost containment, health care is increasingly provided outside of traditional hospital settings through lower cost alternate health care sites, such as outpatient surgery centers, long-term care facilities, physician offices and patients’ homes.  Growth of the alternate site market is also attributable to advances in technology that have facilitated the delivery of care outside of the hospital, an increased number of illnesses and diseases considered to be treatable outside of the hospital and increased acceptance by the medical community of, and patient preference for, non-hospital treatment.

Products

          The Company manufactures and markets products for use in respiratory care and anesthesia.  The products for each market are similar and often overlap, as do the distribution channels.

          The Company groups its products into four clinical categories: (i) oxygen therapy; (ii) aerosol therapy; (iii) humidification and filtration; and (iv) airway management.  Although the Company’s sales efforts differ depending on the clinical use of its products, management focuses on geographical segments for strategic decision making.

Category/Products	Description

Oxygen Therapy:  oxygen masks, cannulae, oxygen catheters, oxygen tubing, prefilled and refillable humidifiers, oxygen regulators, cylinder carts and bases, oxygen analyzers/monitors, oxygen sensors, and adaptors and connectors.  Sales for this category as a percentage of total Company sales were 32.1%, 32.6% and 34.6% for fiscal years 2002, 2001 and 2000, respectively.

Used to transport, regulate, deliver and analyze therapeutic, supplemental oxygen to a patient.  Cylinder carts and bases are used to transport and stabilize oxygen cylinders.  Regulators control the pressure and flow of oxygen from the primary gas source to the patient.  Oxygen masks and nasal cannulae cover the nose and mouth or fit inside the nostrils and are connected to an oxygen source via small diameter tubing through which oxygen flows.  Oxygen analyzers, monitors and sensors are utilized to measure and monitor the oxygen concentration being delivered to the patient.  Adaptors and connectors are frequently used in respiratory care and anesthesia to add accessories, modify configurations, and/or customize other related products to meet specific needs.

Aerosol Therapy:  aerosol masks, prefilled and refillable large volume nebulizers, aerosol tubing, unit dose solutions, small volume nebulizers, peak flow meters, spacers/changers. Sales for this category as a percentage of total Company sales were 16.3%, 16.5%, and 17.2% for fiscal years 2002, 2001 and 2000, respectively.

Used to create and deliver aerosolized particles of liquid water, sodium chloride or medication solutions to the patient’s airways to dilute and mobilize secretions and/or dilate constricted breathing passages.  The peak flow meter is used to monitor the patient’s respiratory status before and after an aerosolized medication treatment.  Spacers/Chambers are used as an adjunct to metered dose inhaler therapy to facilitate optimal treatment effectiveness.

Humidification and Filtration:  ConchaTherm heated humidifiers and accessories, Humid-Heat and accessories, AquaTherm and ThermaGard nebulizer heaters; Concha water, Concha Pak, Aqua+ and Humid-Vent HME’s, and filters for critical care, anesthesia and pulmonary function. Sales for this category as a percentage of total Company sales were 23.5%, 21.6% and 27.3% for fiscal years 2002, 2001 and 2000, respectively.

Heated humidification systems actively heat and humidify oxygen/air mixtures or anesthetic gases provided by a mechanical ventilator or anesthesia gas machine or other gas source.  Heat Moisture Exchangers (HMEs) passively conserve the heat and humidity in the patient’s exhaled breath for use during inspiration.  Breathing filters are used to protect patients, caregivers and medical equipment from cross-contamination with bacteria and viruses.

Category/Products	Description

Airway Management:  oral airways, SHERIDAN® endotracheal tubes, incentive breathing exercisers (IBEs), disposable and re-useable resuscitation bags, hyperinflation bags, breathing bags, air cushion masks, anesthesia circuits, heated-wire and conventional ventilator circuits, gas sampling lines and filters, catheter mounts and infant CPAP. Sales for this category as a percentage of total Company sales were 28.1%, 29.2% and 20.9% for fiscal years 2002, 2001 and 2000, respectively.

Used to secure and maintain an open airway and unobstructed breathing passage; convey an oxygen/air mixture and/or anesthetic gas from a mechanical ventilator, anesthesia gas machine to a patient; and artificially support ventilation during resuscitative efforts.  The infant CPAP system provides non-invasive respiratory support to premature infants with under-developed, immature lungs.

Sales, Marketing and Distribution

          The Company’s main focus for operational management and strategic decisions is based on geographical segments.  These are defined as the Domestic and European operations, each having their own, distinct management team.

          The Company has sales offices in Temecula, California, Sweden, Germany, France and the United Kingdom and two distribution facilities in the United States and one in Europe.  Additionally, the Company contracts with a third-party distribution facility in Charlotte, North Carolina.  The Company also employs sales representatives in Thailand, China, Mexico, Chile and Australia.  While a majority of the Company’s domestic hospital sales are made to distributors, the Company’s marketing efforts are focused on the health care service provider.  In the alternate site market, the Company both sells and markets directly to the service provider. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers.  See Note 10 to “Item 8. Financial Statements and Supplementary Data” for information with respect to international sales.  The Company’s U.S. sales personnel currently call on approximately 5,900 hospitals and surgery centers, over 50 hospital distributors and over 3,000 alternate site customers.  Due to consolidation and cost pressures among the Company’s customer base, the Company’s target call point at the health care provider has been moving away from the clinician to include a purchasing manager or corporate executive.

          In the current U.S. hospital market environment, GPO and Integrated Delivery Network (“IDN”) relationships are an essential part of access to the Company’s target markets and the Company has entered into preferred supplier arrangements with eight national GPOs.  The Company is typically positioned as either a sole supplier of respiratory care disposables to the GPO, or as one of two suppliers.  While these arrangements set forth pricing and terms for various levels of purchasing, they do not obligate either party to purchase or sell a specific amount of product.  In addition, GPO affiliated hospitals often purchase products from other suppliers notwithstanding the existence of sole or dual source GPO arrangements.  Further, these arrangements are terminable at any time, but in practice usually run for two to three years.  The Company enjoys longer terms with three of its major GPOs, Novation LLC, Consorta and HealthTrust Purchasing Group.  The Company’s most significant GPO relationships are with AmeriNet Inc., Broadlane, Consorta, Med Assets, HealthTrust Purchasing Group and Novation LLC.

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

          The Company markets its products primarily through consultative dialogue with health care providers, targeted print and web site advertising, trade shows, selective promotional arrangements with distributors and the Company’s heater lease program.  To support sales of the entire line of humidification and ventilation products, the Company leases heaters to domestic customers without charge.  The revenues from the sale of products used in connection with the operation of the heaters covers the amortization of the heater cost under the leases. The net book value of heaters was $6.9 million and $6.0 million at December 31, 2002 and December 31, 2001, respectively.

          The Company utilizes a network of over 50 hospital distributors, as well as over 2,900 alternate site distributors and end-users, to reach its markets.  A number of these distributors carry competing product lines, but many are moving to select single supply sources for particular product groups.  The Company has been selected as the FOCUS preferred vendor of respiratory disposables for Owens & Minor Inc.  Such status gives preference to the shipping of the Company’s products versus competing product lines.  Owens & Minor Inc. is the Company’s largest distributor, accounting for approximately $32.7 million or approximately 19.1% of total fiscal 2002 net sales, $30.4 million or 19.4% of total fiscal 2001 net sales and $32.2 million or 20.2% of total fiscal 2000 net sales. The Company provides a price list to its distributors which details base acquisition prices.  Distributors receive orders from the service providers and charge the contract pricing (which is determined by their GPO affiliation or individual contract price) plus a service margin.  As is customary within the industry, the Company rebates the difference between base acquisition price and the specific contract price to the distributor.  The Company’s international distributors outside of the European Union (“EU”), Middle East and Africa place their orders directly with dedicated international customer service representatives.  Customer orders are shipped from one of two warehouse locations.  Sales strategies and marketing plans are tailored to each clinical product group with involvement of the distributor.  Region and territory sales managers are responsible for the launch of products into their markets, including related support and training.  The Company utilizes a network of approximately 120 international distributors, typically on an exclusive basis by product category or market/country within each market. Customers within Europe, the Middle East and Africa are serviced by the Company’s Sweden office.

Manufacturing and Assembly

          The Company operates three manufacturing facilities in the United States, one in Tecate, Mexico and assembly facilities in Ensenada, Mexico and Kuala Lumpur, Malaysia.  While the Company believes that it is operating at a high utilization rate, existing facilities could support increased capacity with additional machinery and workers. The Company’s manufacturing facility in Temecula, California houses 77 injection molding machines.  During the past several years, many of the machines have been replaced with more efficient models, which have increased capacity.  Tubing is produced on 11 extrusion lines: six corrugated, four vinyl and one repellitizer/regrinder.  The Temecula facility uses approximately 17 million pounds of over 30 different kinds of resin annually; the most prominent are PVC, polyethylene, polypropylene and polystyrene.  Sterile prefilled humidification and nebulization products are manufactured using nine blow/fill/seal machines in the Company’s facility in Arlington Heights, Illinois.

          The Company’s Argyle, New York facility houses two extrusion lines, four blow molding machines and three assembly lines designed to produce the SHERIDAN® brand of endotracheal tubes.  The SHERIDAN® product line was acquired in October 2000 from Tyco Healthcare Group LP (“Tyco”).  The Company leases approximately fifty percent of the Argyle facility from Tyco under a three-year lease ending in October 2003. During 2001, the Company made the decision to relocate the Argyle production facility to Tecate, Mexico.  The move began in 2002 and is anticipated to be complete by March 2003.  The Company will close the Argyle facility when the transition to the Tecate facility is completed and as a result, the Company has elected to terminate its lease for the Argyle facility as of March 31, 2003.  The Tecate facility currently houses three extrusion lines and five blow molding machines, which were transferred from the Argyle facility.  Products historically manufactured in the Argyle manufacturing facility are manufactured in the Tecate facility.

          The Company’s facility located in Ensenada, Mexico is primarily used for the assembly of certain products molded and/or extruded at the Temecula facility.  Each of the Tecate facility and the Ensenada facility is a maquiladora, and therefore there are minimal tariffs associated with the transport of products and components across the United States-Mexico border.  The Company’s facility located in Kuala Lumpur, Malaysia assembles virtually all of the HME and filter products marketed by the Company.  The components assembled by the Malaysian operation are generally molded by outside vendors in Malaysia.

          The Company monitors the quality of its products at its manufacturing facilities by statistical sampling and visual and dimensional inspection.  The Company also inspects incoming raw materials for inconsistencies, rating its vendors on quality and delivery time.  The Company is routinely audited by the Food and Drug Administration (“FDA”) and has received no significant regulatory actions.  The Company is in substantial compliance with the GMP/QSR regulations of the FDA and the United States and Mexico operations have qualified for an “advanced notification” program allowing the Company to be informed of FDA inspections in advance.  The Company utilizes outside facilities for sterilization of products produced in Temecula, Argyle, Arlington Heights, Kuala Lumpur, Tecate and Ensenada.  Certain Arlington Heights products are manufactured in a sterile environment and are certified sterile as a result of the production process.  The Ensenada, Kuala Lumpur, Argyle and Arlington Heights facilities are certified as ISO 9002 compliant and the Temecula and Sweden facilities are certified as ISO 9001 compliant.

Suppliers and Raw Materials

          The Company’s primary raw materials are various resins, which are formed into the Company’s products.  The top 10 purchased products in 2002 were tubing grade PVC, clear PVC, LDPE-EVA, polypropylene, pre-cut elastic, mask grade PVC, acrylic resin, hose-end grade PVC, manual resuscitator assembly, and breathing bag assembly.  The Company believes that it is able to purchase materials at a cost no higher than its competitors.  The Company believes that sufficient availability exists for its raw materials, as they consist of mainly readily available plastic resins.

Research and Development

          The Company’s research and development department consists of fourteen people, including eight engineers.  The Company’s engineering efforts are split between developing new products and process improvements to its manufacturing operations.  The Company develops new products to expand its product line in anticipation of changes in demand.  Significant products introduced in the last five years include the line of heat-moisture exchangers; the SHERIDAN® brand of endotracheal tubes, CONCHATHERM® IV heated humidification system, expansion of the Company’s ventilator circuit and nebulizer line, a demand oxygen regulator and CONCHATHERM® 2000, a heated humidification system for the sleep apnea market.  The Company constantly works to reduce costs through continuous process improvements.  The Company incurred research and development expenses of approximately $2.6 million, $2.0 million and $2.4 million in fiscal 2002, 2001 and 2000, respectively.

Competition

          The U.S. medical supply industry is highly fragmented and characterized by intense competition.  The Company’s primary competitor in the respiratory care sector is Cardinal Health (formerly Allegiance Healthcare) and its primary competitors in the anesthesia sector include Tyco, Smiths Industries Medical Systems, Inc. (“SIMS”), and Vital Signs, Inc.  Many of the products manufactured by the Company are available from several sources, and many of the Company’s customers tend to have relationships with several manufacturers.  The Company competes on the basis of brand name, product design and quality, breadth of product line, service and price.

Patents and Trademarks

          The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights.  However, the Company does file patent applications on concepts and processes developed by the Company’s personnel.  The Company has 27 patents in the United States.  Many of the U.S. patents have corresponding patents issued in Canada, Europe and various other countries.

Government Regulation and Environmental Matters

          The Company and its customers and suppliers are subject to extensive federal and state regulation in the United States, as well as regulation by foreign governments, and the Company cannot predict the extent to which future legislative and regulatory developments concerning its practices and products for the health care industry may affect the Company.  Most of the Company’s products are subject to government regulation in the United States and other countries. In the United States, the Food Drug and Cosmetic Act (“FD&C Act”) and other statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, marketing, advertising and promotion of such products.  Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.  Under the FD&C Act and similar foreign laws, the Company, as a marketer, distributor and manufacturer of health care products, is required to obtain the clearance or approval of Federal and foreign governmental agencies, including the FDA, prior to marketing, distributing and manufacturing certain of those products.  The Company may also need to obtain FDA clearance before modifying marketed products or making new promotional claims.  Delays in receipt of or failure to receive required approvals or clearances, the loss of previously received approvals or clearances, or failures to comply with existing or future regulatory requirements in the United States or in foreign countries could have a material adverse effect on the Company’s business.  Foreign sales are subject to similar requirements.

          The Company is required to comply with pertinent sections of the Code of Federal Regulations, 21CFR GMP/QSR, which set forth requirements for, among other things, the Company’s manufacturing process, design control and associated record keeping, including testing and sterility.  Further, the Company’s plants and operations are subject to review and inspection by state, Federal and foreign governmental entities.  The distribution of the Company’s products may also be subject to state regulation.  The impact of FDA regulation on the Company has increased in recent years as the Company has increased its manufacturing operations.  The Company’s suppliers, including contract sterilization facilities, are also subject to similar governmental requirements.  There can be no assurance that changes to current regulations or additional regulations imposed by the FDA will not have an adverse impact on the Company’s business and financial condition in the future. The FDA also has the authority to issue special controls for devices manufactured by the Company.  In the event that such special controls were issued, the Company’s products would be required to conform, which could result in significant additional expenditures for the Company.

          The Company is also subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, fire hazard control and the handling and disposal of hazardous or infectious materials or substances and emissions of air pollutants.  The Company owns and leases properties, which are subject to environmental laws and regulations.  There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company’s business, financial condition or results of operations.  In addition, the Company cannot predict the extent to which future legislative and regulatory developments concerning its practices and products for the health care industry may affect the Company.

Employees

          As of March 14, 2003, the Company employed approximately 1,939 employees, substantially all of whom were full-time employees.  None of the Company’s employees are represented by unions and the Company considers its employee relations to be good.

Where You Can Find More Information

          Although Holding is not subject to the reporting requirements of the Securities and Exchange Act of 1934, Holding files periodic reports with the Securities and Exchange Commission (“SEC”).  You may read and copy the periodic reports that Holding has filed or may file in the future at the SEC’s public reference facility in Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.  The SEC maintains a web site that contains periodic reports and other information regarding the registrants that file electronically with the SEC at http://www.sec.gov.

Item 2.   Properties

          The Company owns approximately 10 acres of land in Temecula, California on which its headquarters, one of three principal manufacturing centers totaling approximately 100,000 square feet are located.  Plastic and vinyl components and corrugated tubing are manufactured in Temecula and assembled into finished goods at a 77,000 square foot facility in Ensenada, Mexico.  The Company is currently in the process of expanding the Ensenada facility to 100,000 square feet and plans on completing that project in April 2003.  The Company owns the Ensenada facility and the underlying land is held in a 30-year trust that expires in August 2019.  The Company leases an 86,000 square foot manufacturing facility that manufactures prefilled sterile solutions in Arlington Heights, Illinois under a lease that expires in September 2005 with an option to extend an additional five years.  The Company leases a 73,000 square foot distribution warehouse in Elk Grove, Illinois under a lease that expires in May 2010.  The Company leases a 99,100 square foot distribution facility in Temecula, California under a lease that expires in September 2005.  The Company leases the 80,000 square foot warehouse facility adjacent to its headquarters is Temecula, California, which the Company sold in October 2002, under a lease that expires in October 2003. Upon the termination of this lease, the Company believes that it can consolidate operations previously conducted in that building into existing locations.  The Company leases sales and marketing offices in Stockholm, Sweden; Ashby de la Zouch, U.K.; Lyon, France; and Lohmar, Germany under leases that expire in October 2006, May 2006, April 2005 and April 2005, respectively.  The Company leases a 33,260 square foot facility in Kuala Lumpur, Malaysia, under a lease that expires in July 2004.  This facility primarily assembles finished products for the HME and filter product lines.   The Company also leases approximately fifty percent of an 80,218 square foot facility in Argyle, New York under a lease that expires in October 2003.  This facility manufacturers the SHERIDAN® line of endotracheal tubes.  During 2001, the Company made a decision to relocate the endotracheal product line from its manufacturing plant in Argyle, New York to Tecate, Mexico by March 2003. The Company will close the Argyle facility when the transition to the Tecate facility is completed and as a result has elected to terminate the lease for the Argyle facility as of March 31, 2003.  The Company has acquired an approximately 99,000 square foot facility in Tecate, under a lease that expires in March 2005.  As of March 14, 2003, three of the five extrusion lines and five of the nine blow molding machines have been transferred to the Tecate facility.

          The Company believes that its current facilities are adequate for its present level of operations.

Item 3.   Legal Proceedings

          Holding or the Company are not a party to any material lawsuits or other proceedings.  While the results of Holding’s or the Company’s existing lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of Holding or the Company.

Item 4.   Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

          There is no established public trading market for the Holding’s Common Stock.  As of March 14, 2003, all of the outstanding Common Stock of Holding is held by 18 holders of record.

          Holding has not paid cash dividends to its shareholders in the past two years, and does not intend to pay cash dividends on its Common Stock in the foreseeable future.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of restrictions on Holding’s ability to pay cash dividends.

Item 6.   Selected Financial Data

          The selected fiscal year end historical financial data has been derived from the audited financial statements of Holding and Hudson RCI.  The information contained in this table as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002 should be read in conjunction with “Management Discussion and Analysis and Results of Operations” and Hudson RCI’s and Holding’s audited consolidated financial statements and notes thereto included elsewhere in this report.

River Holding Corp. (consolidated)

	Fiscal Year

	2002		2001		2000	1999	1998 (a)

	(dollar amounts in thousands)
Operating Data:
Net sales	$171,959		$158,068		$159,278	$128,803	$76,232
Cost of sales	104,762		111,270		87,183	77,678	44,662

Gross profit	67,197		46,798		72,095	51,125	31,570
Operating expenses:
Selling expenses	20,370		20,337		18,262	13,122	8,032
Distribution expenses	9,174		10,588		10,109	4,647	2,471
General and administrative expenses	18,589	(b)	26,833	(d)	24,022	14,732	10,914
Impairment of goodwill	—		161,591	(e)	—	—	—
Impairment of fixed assets	—		4,712	(e)	—	—	—
Amortization of goodwill	—		8,570		8,400	5,080	—
Research and development expenses	2,578		2,043		2,388	2,031	726
Provision for equity participation plan	—		—		—	—	—
Provision for retention payments	—		—		—	—	—

Operating income (loss)	16,486		(187,876)		8,914	11,513	9,427

Other (income) and expenses:
Interest expense	20,875		20,542		21,089	17,263	11,100
Other (income) expense	(3,138	)(c)	1,563		1,159	1,232	(99)

Total other expense	17,737		22,105		22,248	18,595	11,001

(Loss) income before provision for income taxes	(1,251)		(209,981)		(13,334)	(7,082)	(1,574)
Provision for income taxes	1,897		12,252	(e)	3,203	(1,508)	(614)

Loss before extraordinary item	(3,148)		(222,233)		(16,537)	(5,574)	(960)
Extraordinary item (loss on extinguishment of debt)	—		—		—	—	—

Net loss	$(3,148)		$(222,233)		$(16,537)	$(5,574)	$(960)

continued on following page

	Fiscal Year

	2002	2001	2000	1999	1998 (a)

	(dollar amounts in thousands)
Balance Sheet Data:
Total assets	$143,503	$144,105	$361,036	$344,961	$262,709
Total debt	223,892	226,147	221,914	211,694	159,000
Mandatorily-redeemable preferred stock	50,381	44,989	40,061	35,421	31,513
Shareholders’ deficit	(165,412)	(160,681)	62,927	78,393	59,653
Working capital	8,258	(288)	29,972	36,204	29,865
Other Financial Data:
Net cash provided by (used in) operating activities	$6,261	$5,564	$11,624	$7,097	$3,854
Net cash used in investing activities	(379)	(9,017)	(26,942)	(75,818)	(254,472)
Net cash (used in) provided by financing activities	(5,545)	7,330	16,220	71,529	89,624
Depreciation and amortization	$13,407	$21,239	$20,051	$15,655	$8,507
Capital expenditures	7,546	9,029	11,329	10,973	3,120

(a)

Holding was formed to effect the recapitalization.  Accordingly, operating data for 1998 presented for Holding is for the period April 7, 1998 to December 25, 1998.  Holding accounted for the acquisition of the Company using the purchase method of accounting, which was not pushed down to the accounts of the Company.  Accordingly, the carrying amounts of certain assets and liabilities of Holding differ substantially when compared to those of the Company.  All financial covenants have been calculated using the Company’s accounts, and, accordingly, no comparative amounts for Holding are presented.

(b)	Consists of (i) general and administrative expense of $17,744 and (ii) provision for bad debts of $845.
(c)	Includes a $2,945 gain on sale of facilities in Temecula, California.
(d)	Consist of (i) general and administrative expense of $23,889, (ii) amortization of goodwill of $3,490 and (iii) provision for bad debts of $2,826.
(e)	For all additional information see “2001 Fourth Quarter Charges” section in “Item 7—Results of Operations”.

Hudson Respiratory Care Inc.

	Fiscal Year

	2002		2001		2000	1999	1998

	(dollar amounts in thousands)
Operating Data:
Net sales	$171,959		$158,068		$159,278	$128,803	$100,498
Cost of sales	102,511		109,010		84,923	75,418	56,802

Gross profit	69,448		49,058		74,355	53,385	43,696
Operating expenses:
Selling expenses	20,370		20,337		18,262	13,122	10,350
Distribution expenses	9,174		10,588		10,109	4,647	3,336
General and administrative expenses	18,549		30,205	(b)	27,343	14,732	10,284
Impairment of goodwill	—		33,128	(c)	—	—	—
Impairment of fixed assets	—		4,469	(c)	—	—	—
Research and development expenses	2,578		2,043		2,387	2,031	976
Provision for equity participation plan	—		—		—	—	63,939 (d)
Provision for retention payments	—		—		—	—	4,754 (e)

Operating income (loss)	18,777		(51,712)		16,254	18,853	(49,943)

Other (income) and expenses:
Interest expense	20,875		20,542		21,089	17,263	11,327
Other (income) expense	(2,331	)(a)	1,563		1,159	1,232	406

Total other expense	18,544		22,105		22,248	18,495	11,733

Income (loss) before provision for income taxes	233		(73,817)		(5,994)	358	(61,676)
Provision for income taxes	1,897		69,854	(c)	3,203	1,586	8,405

Loss before extraordinary item	(1,664)		(143,671)		(9,197)	(1,228)	(70,081)
Extraordinary item (loss on extinguishment of debt)	—		—		—	—	104

Net loss	$(1,664)		$(143,671)		$(9,197)	$(1,228)	$(70,185)

continued on following page

	Fiscal Year

	2002	2001	2000	1999 (a)	1998

	(dollar amounts in thousands)
Balance Sheet Data:
Total assets	$137,937	$137,055	$275,234	$251,819	$165,321
Total debt	223,892	226,147	221,914	211,694	159,000
Mandatorily-redeemable preferred stock	50,381	44,989	40,061	35,421	31,513
Shareholders’ deficit	(171,068)	(167,821)	(22,775)	(14,649)	(37,735)
Working capital	8,426	(160)	29,559	35,971	29,533
Other Financial Data:
Net cash provided by (used in) operating activities	$6,261	$5,564	$10,379	$7,097	$(83,024)
Net cash used in investing activities	(379)	(9,017)	(26,941)	(75,818)	(6,444)
Net cash (used in) provided by financing activities	(5,545)	7,330	17,464	71,529	89,624
Depreciation and amortization	$11,156	$12,224	$11,719	$8,315	$6,101
Capital expenditures	7,546	9,029	11,329	10,973	3,111

(a)	Includes a $2,945 gain on sale of facilities in Temecula, California.
(b)	Consists of (i) general and administrative expense of $23,889, (ii) amortization of goodwill of $3,490 and (iii) provision for bad debts of $2,826.
(c)	For additional information see “2001 Fourth Quarter Charges” section in “Item 7 -- Results of Operations.”
(d)	Reflects payments made under the equity participation plan (“EPP”), which was terminated upon consummation of the recapitalization in April 1998.
(e)

Reflects retention payments made to substantially every employee of the Company in connection with the recapitalization.  These payments were intended to ensure the continued employment of all employees after the recapitalization and no future payments are anticipated.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Because Holding is a holding company with no operations, the following discussion relates primarily to the Company.  The following discussion of the Company’s consolidated historical results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10 K.

          Holding’s acquisition of a majority of the Company’s stock was accounted for as a purchase, and as a result, additional expenses relating to amortization of goodwill of $5.0 million in 2001, and additional depreciation related to the allocation of purchase price at fair value to depreciable assets of $2.2 million in 2002 and 2001.

          Goodwill resulting from the acquisition of the Company was recorded on the books of River and not pushed down to the Company, resulting in an additional $128.4 million of goodwill recorded at Holding.  As a result of significant losses, both Holding and the Company recorded goodwill impairment in 2001 of $161.6 million and $33.1 million, respectively.

          As a result of Holding’s acquisition of the Company, Holding recorded property, plant and equipment at fair value.  As of December 31, 2002 the remaining value of the step-up in basis to fair value was approximately $5.9 million.

          As a result of the Company’s analysis of fixed assets in 2001, it was determined that certain machinery and equipment was no longer needed to support current business operations and had no value.  Additionally, certain software development costs incurred in 2001 related to the management information system failed to achieve their intended results and, as a result, were determined to have no future value.  As a result, Holding and the Company recorded an impairment charge of approximately $4.5 million and $4.6 million, respectively, in 2001.

          There are no other material differences between Holding consolidated and the Company.

General

          The Company’s results of operations may fluctuate significantly from quarter to quarter as a result of a number of factors, including, among others, (i) the buying patterns of the Company’s distributors, GPOs and other purchasers of the Company’s products, (ii) forecasts regarding the severity of the annual cold and flu season, (iii) announcements of new product introductions by the Company or its competitors, (iv) changes in the Company’s pricing of its products and the prices offered by the Company’s competitors, (v) rate of overhead absorption due to variability in production levels and (vi) variability in the number of shipping days in a given quarter.

Recent Developments

          On May 14, 2002, the Company amended and restated the Credit Facility to (i) waive all existing events of default; (ii) extend the final maturity of the term and revolving facilities under the Credit Facility to June 30, 2004;  (iii) amend existing term loan and acquisition facility amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend financial covenants to include only a limitation on capital expenditures and a minimum EBITDA test.  In connection with this amendment, the Company issued $12.0 million in senior unsecured notes to Holding’s majority stockholder in exchange for assumption of $12.0 million of bank term loans of the Company.  These senior unsecured notes bear interest at 12%, with interest and principal due upon maturity on December 31, 2004.  HRC Holding, Inc., a wholly owned subsidiary of the Company (“HRC Holding”), also issued $8.0 million in senior unsecured notes to Holding’s majority stockholder on similar terms to the notes issued by the Company to Holding’s majority stockholder.  HRC Holding used the proceeds from the issuance of the senior unsecured notes to buy intercompany receivables from the Company.  Proceeds received by the Company were used to pay the April 2002 interest due under the 9 1/8% Senior Subordinated Notes due 2008 issued by the Company (“Senior Subordinated Notes”), fund expenses associated with the Credit Facility and provide funds for ongoing general corporate purposes.

          As additional consideration for assumption of the bank term loans and with issuance of the senior unsecured notes, the Company issued warrants to purchase 20 million shares of common stock at $1.00 per share to Holding’s majority stockholder.  The warrants will expire on May 15, 2009.

          In October 2002, the Company sold two ten-acre parcels and buildings in Temecula, California for cash consideration of approximately $7.5 million.  The Company will temporarily occupy one of the parcels for up to one year to efficiently transfer its operations out of the facility.  The Company believes that with planned decreases in inventory levels and the transfer of certain production to its Tecate, Mexico facility, the remaining space at its existing locations will be sufficient to support ongoing operations.  Holding and the Company recorded a gain of $2.9 million and $2.3 million, respectively, on this sale.

          In October 2002, HRC Holding issued an additional $2.1 million in senior unsecured notes to existing shareholders of the Company and Holding.  The notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004.  HRC Holding used the proceeds from these notes to buy intercompany receivables from the Company.  Proceeds to the Company from sales of the receivables will be used to provide funds for ongoing working capital purposes.  As additional consideration for the issuance of the senior unsecured notes, the Company issued warrants to purchase 2.1 million shares of common stock at $1.00 per share.  The warrants will expire on May 15, 2009.

          In February 2003, a portion of the principal amount of the HRC senior unsecured notes issued in October 2002 were exchanged by the shareholders for an equal principal amount of the senior unsecured notes of the Company issued to Holding’s majority stockholder in May 2002.

Critical Accounting Policies

          Revenue Recognition: Holding recognizes revenue, net of reserves when product is shipped and title passes to customer, as the earnings process is substantially complete at that time.  Holding establishes reserves for sales returns for shipping errors and damaged goods and other allowances based on historical experience.  Holding sells its products to its distributors without right of return based on a listed price.  Distributors charge the service providers, or the distributor's end customers, a contract price (which is determined by their GPO affiliation or individual contract price) plus a service margin.  As is customary within the industry, Holding rebates the difference between the list price and the specific contract price to the distributor. Holding records revenue and receivables net of rebatable amounts. Reserves for rebates are recorded based on historical experience.  In the event no rebate is payable, the amount is reversed and recognized as revenue.  Management performs extensive analyses on a routine basis utilizing historical data to monitor rebate trends including, dealer and product specific rebate activity, percentage relationships between sales and rebates and rebate processing lags to ensure the adequacy of Holding’s reserve for rebatable amounts.

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

          Management establishes and monitors these percentages through extensive analyses of historical realization data, accounts receivable aging trends, other operating trends, and the extent of contracted business and business combinations.  Also considered are relevant business conditions, including general economic factors as they relate to the Holding’s international customers. If indicated by such analyses, management may periodically adjust the uncollectible estimate and corresponding percentages.  Further, focused reviews of certain large and/or problematic payors are performed to determine if additional reserves are required.

          Inventory: Inventories are stated at the lower of cost (first-in, first-out (“FIFO”) method) or market.  Management utilizes various analyses based on forecasts, historical sales and inventory levels to ensure that the current carrying value of inventory accurately reflects the current and expected requirements of Holding within a reasonable timeframe.  Management also utilizes the various analyses to determine required reserves for excess and obsolete inventory.  Management periodically reviews the reserves for excess and obsolete inventory for adequacy and makes required adjustments, if necessary.

          Impairment of Goodwill and Other Intangibles: Holding periodically reviews the recoverability of the carrying value of goodwill, intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of these assets is determined by analysis of the asset’s fair value by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  In addition, goodwill is assessed for recoverability at an entity level, based on fair value determined by estimated future cash flows discounted at a rate commensurate with the risk involved.

Recent Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”).  This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.  Any acquisitions made by Holding after June 2001 will be recorded in accordance with SFAS 141.

          Effective January 1, 2002 Holding adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Goodwill is no longer amortized and is assessed at least annually for impairment using a fair value methodology.  Holding stopped amortizing goodwill, effective January 1, 2002, and as a result, no charges for goodwill amortization are included in the 2002 financial statements. Holding completed its transitional impairment test of goodwill as of June 30, 2002, which indicated no impairment of existing goodwill. Net income and loss for the year ended December 31, 2001, excluding amortization of goodwill would have been (in thousands) $213,663 compared to $222,233.  The change in goodwill for fiscal year ended December 31, 2002 is the result of changes in foreign currency exchange rates.  Holding operates in two reporting units; North American operations (known as the guarantor) and international operations (known as the non-guarantor). These two reporting units are identical to the operating segments described in Note 10 of the “Notes to Consolidated Financial Statements.”

          Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes disposal costs by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized disposal cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement.  SFAS 143 is effective January 1, 2003.  Holding does not expect the adoption of SFAS 143 to have a material impact on Holding’s financial statements.

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

          In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”).  SFAS 145 updates and clarifies existing accounting pronouncements related to gains and losses from extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions.  Holding will adopt the provisions of SFAS 145 as of January 1, 2003.  The adoption of this statement is not expected to have a material impact on Holding’s consolidated financial statements.

          In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Holding will apply the provisions of SFAS 146 for exit to all disposal activities that are initiated after December 31, 2002.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This interpretation also incorporated, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.  Holding will apply the guidance provided in FIN 45 for any guarantees issued after December 31, 2002 and has adopted disclosure requirements for the current reporting period.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”), an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  SFAS 148 amends SFAS 123 to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures for both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results.  The interim transition and annual disclosure requirements of SFAS 148 are effective for Holding’s fiscal year 2003.  Holding does not expect SFAS 148 to have a material impact on its consolidated results of operations or financial position.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51.  FIN 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity’s activities or the company receives a majority of the entity’s residual returns.  FIN 46 also requires certain disclosure about variable interest entities in which the company has a significant interest, regardless of whether consolidation is required.  Holding will adopt the provisions of FIN 46 as of January 1, 2003, while the disclosure provisions will become effective for the interim period ending March 31, 2003.  The adoption of this interpretation is not expected to have a material effect on Holding’s consolidated financial statements.

Results of Operations

          The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company’s net sales.

	Fiscal Year

	2002	2001	2000

	(dollars in thousands)
Net sales	$171,959	$158,068	$159,278
Cost of sales	102,511	109,010	84,923

Gross profit	69,448	49,058	74,355
Selling expenses	20,370	20,337	18,262
Distribution expenses	9,174	10,588	10,109
General and administrative expenses	17,704	23,889	20,917
Amortization of goodwill	—	3,490	3,320
Impairment of goodwill	—	33,128	—
Impairment of fixed assets	—	4,469	—
Research and development expenses	2,578	2,043	2,387
Provision for bad debts	845	2,826	3,106

Total operating expenses	50,671	100,770	58,101

Operating income (loss)	$18,777	$(51,712)	$16,254

	Fiscal Year

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	59.6	69.0	53.3

Gross profit	40.4	31.0	46.7
Selling expenses	11.8	12.9	11.5
Distribution expenses	5.3	6.7	6.3
General and administrative expenses	10.3	15.1	13.1
Amortization of goodwill	—	2.2	2.1
Impairment of goodwill	—	21.0	—
Impairment of fixed assets	—	2.8	—
Research and development expenses	1.5	1.3	1.5
Provision for bad debts	0.5	1.8	2.0

Total operating expenses	29.5	63.8	36.5

Operating income (loss)	10.9%	(32.7)%	10.2%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

          Net sales on a consolidated basis were $172.0 million in 2002, an increase of $13.9 million or 8.8% from 2001.  Sales for the Domestic Hospital division increased by $6.6 million or 6.7%.  This increase was primarily the result of a weaker than normal flu season in 2001, the decision not to offer dealers purchase incentives at the end of 2001 and market share growth in 2002 in the Company’s core disposable product categories during 2002.  Sales to the Alternate Site Market increased by $0.6 million or 2.0%, primarily the result of overall growth in the marketplace.  Sales into Europe increased by $3.1 million or 15.5%, as the Company saw significant growth in sales to end users through its European subsidiaries as well as sales to dealers.  Sales to the Pacific Rim increased by $0.7 million or 6.4% primarily due to increased demand for the Company’s SHERIDAN® endotracheal tube product line.  Sales to Latin America, Canada and the Company’s OEM customers were relatively flat, increasing by $0.5 million, $0.3 million and $0.3 million, respectively.  Additionally, $1.8 million of the increase in sales is attributable to favorable foreign exchange rates.

          The Company’s gross profit for 2002 was $69.4 million, an increase of $20.4 million or 41.6% from 2001.  As a percentage of net sales, the Company’s gross margin for 2002 was 40.4% as compared to 31.0% for 2001, an increase of 9.4 margin points.  The margin increase was partially due to events in 2001 that had a negative impact on the 2001 margin and did not reoccur in 2002 including: (i) charges in the fourth quarter of 2001 relating to an initiative put in place to discontinue and dispose of less profitable products (3.2 margin points); (ii) sale of inventory in 2001 recorded a higher net realizable value rather than manufacturing cost as a result of the SHERIDAN® acquisition (1.3 margin points) and (iii) higher levels of unabsorbed manufacturing costs in 2001 resulting from lower than expected demand and decreased inventories (0.8 margin points).  Additionally, the following items contributed to the improvement of the 2002 margin: (i) cost reduction programs implemented and recognized in 2002 (3.3 margin points); (ii) an improvement in shipping costs in 2002, resulting from specific cost reduction programs put into place (1.1 margin points); (iii) favorable foreign currency exchange rates (0.6 margin points) and (iv) other cost decreases (0.9 margin points).  These increases in margin were offset by 2002 transition expenses relating to the relocation of the Argyle facility to Tecate (1.8 margin points).

          Selling expenses were $20.4 million for 2002, unchanged from 2001. As a percentage of sales, selling expenses were 11.8% in 2002 as compared to 12.9% in 2001.

          Distribution expenses were $9.2 million in 2002, representing a $1.4 million or 13.4% decrease from 2001.  As a percentage of sales, distribution expenses were 5.3% in 2002 versus 6.7% in 2001.  This decline is primarily the result of specific programs implemented by management designed to improve the efficiency of its distribution facilities, including reductions in labor and overtime, intracompany freight charges and rental expenses from the closure of the Atlanta distribution center in 2001.

          General and administrative expenses, including provision for bad debts, were $18.5 million for 2002, a decrease of $8.2 million or 30.6% from 2001.  This decrease resulted primarily from the effect of impairment charges recorded in 2001 and severance costs related to the 2001 closure of the Atlanta distribution center. Additionally, the Company made a decision in 2001 to not pursue certain aged accounts receivable for collection and to allocate resources to other customer receivables and collection activities.  As a result, the Company increased its provision for write-offs by $2.2 million in 2001.

          No amortization of goodwill was recorded in 2002, while $3.5 million was recorded in 2001.  This is the result of the Company’s adoption of SFAS 142, under which the Company ceased amortizing goodwill effective January 1, 2002.  As a result of significant losses in 2001, the Company reassessed future cash flows and determined that goodwill was not recoverable and recorded a goodwill impairment charge of approximately $33.1 million in 2001.  No goodwill impairment charge was recorded in 2002.

          As a result of the Company’s analysis of fixed assets in 2001, it was determined that certain machinery and equipment was no longer needed to support current business operations and had no value.  Additionally, certain software development costs incurred in 2001 related to the management information system failed to achieve their intended results and, as a result, were determined to have no future value.  As a result, the Company recorded an impairment charge of approximately $4.5 million in 2001. No fixed asset impairment charge was recorded in 2002.

          Research and development expenses were $2.6 million in 2002 as compared to $2.0 million in 2001. The increase is primarily the result of increased spending on product development in 2002 through the use of outside consultants.

          Interest expense was $20.9 million in 2002, a $0.3 million or 1.6% increase from 2001.  This increase was primarily due to increased notes to affiliates, which carry a higher interest rate than bank debt.  This was partially offset by a general decrease in bank debt interest rates.

          The income tax provision in 2002 was $1.9 million in 2002, as compared to $69.8 million in 2001.  As a result of losses in 2001 and cumulative losses in recent years, the Company recorded a full valuation allowance of $68.9 million for deferred taxes in 2001.  The income tax provision in 2002 relates primarily to foreign taxes.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

          Net sales on a consolidated basis were $158.1 million in 2001, a decrease of $1.2 million or 0.8% from 2000. On a consolidated basis, domestic hospital sales decreased by $4.5 million during 2001, or 4.9% as compared to 2000. The decrease in net sales is attributable to the following:  (i) reduced seasonal demand worldwide for certain products due to mild levels of flu-related illnesses and unusually warm weather in the fourth quarter of 2001; (ii) lower than normal demand from U.S. hospitals following the September 11, 2001 terrorist attacks in New York and Washington as a result of reduced hospital admissions and lower levels of elective surgeries; and (iii) a decision by the Company in 2001 not to offer purchasing incentives at year end to distributors.  Alternate site sales increased by $2.0 million or 8.8% due to market growth and lower prior year sales, which were the result of shipping difficulties encountered in 2000 relating to the implementation of the management information system. Original Equipment Manufacturing (“OEM”) sales decreased by $1.0 million or 16.3% during 2001, primarily due to changes in purchasing patterns from some of its OEM customers and their reduced demand as a result of the weak influenza season.  European sales increased slightly by $0.3 million or 1.5% as compared to 2000 as a result of incremental sales of the SHERIDAN® product line (acquired in October 2000) as well as increased sales in certain European markets now served on a direct basis through the Company’s European distribution center located in the Netherlands.  Pacific Rim sales increased by $2.0 million or 21.5% as compared to 2000 as a result of incremental sales of the SHERIDAN® product line and continued growth in the use of the Company’s products in this marketplace.

          The Company’s gross profit for 2001 was $49.1 million, a decrease of $25.3 million or 34.0% from 2000.  As a percentage of net sales, the Company’s gross profit for 2001 was 31.2% as compared to 46.7% for 2000.  This decrease was primarily due to the following: (i) sale of inventory recorded a higher net realizable value rather than manufacturing cost as a result of the SHERIDAN® acquisition; (ii) increased shipping costs as a result of shipping difficulties caused by problems associated with the new management information system; (iii) an unfavorable mix variance caused by higher sales of products with lower gross margins; (iv) higher level of unabsorbed manufacturing costs resulting from lower than expected demand and decreased inventories and (v) charges in the fourth quarter of 2001 relating to an initiative put in place to discontinue and dispose of less profitable products.

          Selling expenses were $20.3 million for 2001, a $2.1 million or 11.4% increase over 2000.  This increase was primarily driven by additions to the sales and marketing departments to support recently acquired product lines, as well as an increase in fees associated with certain GPO’s.  As a percentage of sales, selling expenses were 12.9% in 2001 as compared to 11.5% in 2000.

          Distribution expenses were $10.6 million in 2001, which represents a $0.5 million or 4.7% increase over 2000.  As a percentage of sales, distribution expenses were 6.7% in 2001 versus 6.3% in 2000.  This increase was a result of the establishment of the European distribution center in the first quarter of 2001.

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

          Amortization of goodwill was $3.5 million in 2001, a $0.2 million or 5.1% increase over 2000.  The increase was the result of a full year of amortization related to the SHERIDAN® acquisition made during the fourth quarter of 2000.  As a result of significant losses in the fourth quarter, the Company reassessed future cash flows and determined that goodwill was not recoverable.  Accordingly, the Company recorded a goodwill impairment charge of approximately $33.1 million.

          Research and development expenses were $2.0 million in 2001 as compared to $2.4 million in 2000, the result of eliminating several positions in the Company’s facility operated by Hudson RCI AB, the Company’s Swedish subsidiary, during 2001.

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

2001 Fourth Quarter Charges

          The following is a summary of the charges incurred by Holding and the Company in the fourth quarter of 2001 (amounts in thousands):

	River Holding	Hudson RCI

Write-off of deferred tax asset	$11,293	$68,881
Goodwill impairment	161,591	33,128
Impairment of fixed assets	4,712	4,469
Destruction of obsolete inventory	4,582	4,582
Write-off of uncollectible accounts receivable	2,189	2,189
Distribution center closure	930	930
Relocation of manufacturing facilities	900	900

Total fourth quarter charges	$186,197	$115,079

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

          As a result of the Company’s analysis of fixed assets in the fourth quarter, it was determined that certain machinery and equipment was no longer needed to support current business operations and had no value.  Additionally, certain software development costs incurred in 2001 related to the management information system failed to achieve their intended results and, as a result, were determined to have no future value.  As a result, Holding and the Company recorded an impairment charge of approximately $4.7 million and $4.5 million, respectively.

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

Liquidity and Capital Resources

          Management undertook numerous actions during 2002 to improve the liquidity and improve the operating performance of Holding, including:  (i) eliminating a distribution warehouse; (ii) eliminating non-essential management personnel; (iii) reducing inventory levels; (iv) aggressive collection of accounts receivable and (v) other cost reduction measures, as management deemed necessary to fund the operations of Holding, meet anticipated capital expenditures and make required payments of principal and interest on its debt.  Based on these actions, management believes it will have sufficient sources of liquidity to meet its obligations for the remainder of 2003.  If Holding does not generate sufficient cash flow from operations in line with its forecasts, Holding would have to initiate measures to raise cash through asset sales, additional debt or equity issuances and/or curtail operations.  Holding currently has no commitments for additional debt or equity and no assurance can be given as to whether, or on what terms, additional debt or equity investments could be secured if required.  Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investment would have a material adverse effect on Holding.

          The Company’s primary sources of liquidity are cash flow from operations and borrowings under its working capital bank facility and, historically, investments from and loans to its shareholders.  Cash provided by operations totaled $6.3 million, $5.6 million and $10.4 million in 2002, 2001 and 2000, respectively.  The increase from 2001 to 2002 is attributable to higher profitability offset in part by increases in inventories and accounts receivable.  The Company had operating working capital (deficit) of $8.0 million and $(0.2) million as of the end of fiscal 2002 and 2001, respectively.  Inventories were $22.6 million and $25.2 million as of the end of fiscal 2002 and 2001, respectively.  The Company significantly reduced inventory levels in 2002 and 2001, to levels more consistent with the current operating requirements of the Company, but over time, the Company expects its level of inventories to increase as the Company’s sales in the international market increase.  Accounts receivable, net of allowances, were $24.2 million and $19.2 million at the end of fiscal 2002 and 2001, respectively.  In 2002 and 2001, the Company recorded bad debt expense of $0.8 million and $2.8 million, respectively.  The average days sales in accounts receivable outstanding was approximately 46 days for 2002, compared to 55 days for 2001 and 65 days for 2000.  The Company offers 30-day credit terms to its U.S. hospital distributors.  Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company’s alternate site and international sales have increased, the Company anticipates that the amount and aging of its accounts receivable will increase gradually over time as alternate site and international sales become a larger percentage of the Company’s total sales.

          Net cash used in investing activities was $0.4 million, $9.0 million and $26.9 million in 2002, 2001 and 2000, respectively and was used primarily to finance customary purchases of property, plant and equipment in 2002 and 2001 and the SHERIDAN® endotracheal tube product line acquisition in 2000.  In 2002, the company sold certain land and buildings at the Temecula location, realizing a $2.3 million gain on the transaction that offset capital expenditures. Capital expenditures, consisting primarily of new manufacturing equipment purchases, computer systems purchases, production of heaters, and expansion of the Ensenada facility, totaled $7.5 million, $9.0 million and $11.3 million 2002, 2001 and 2000, respectively. The higher levels of spending in 2000 relate to the acquisition and implementation of a new computer system.

          Net cash used in financing was $5.5 million in 2002, reflecting net pay down of bank debt, which was effected as part of an amendment to the Company’s Credit Facility in May 2002 as described more fully in “Recent Developments”.  Net cash provided by financing activity in 2001 was $7.3 million, reflecting net borrowings by the Company and the issuance of $3.0 million in Junior Preferred Stock and $100,000 in common stock.  Net cash used in financing was $16.2 million in 2000, reflecting proceeds borrowings on the Credit Facility, notes to affiliates and the issuance of common and preferred stock.

          As of December 31, 2002, the Company had outstanding $223.9 million of indebtedness, consisting of $115.0 million of Subordinated Notes, borrowings of $55.6 million under the Company’s Credit Facility, $39.3 million in notes payable to affiliates and $14.0 million in borrowings under the bank facility of Hudson RCI AB, its Swedish subsidiary.

          The following is a summary of the Company’s consolidated contractual obligations as of December 31, 2002:

	Payments Due by Period

(amounts in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$223,892	$13,783	$90,150	$2,266	$117,693
Mandatorily redeemable preferred securities	50,381	—	—	—	50,381
Leases and other commitments	13,360	3,281	5,218	2,470	2,391

Total contractual obligations	$287,633	$17,064	$95,368	$4,736	$170,465

          The Credit Facility currently consists of a $40.0 million Term Loan Facility (of which as of December 31, 2002 $6.3 million remains and no further borrowings are available) and a $55.0 million Revolving Loan Facility of which up to $40.0 million (all of which has been borrowed and is outstanding) may be used for permitted acquisitions (“Acquisition Facility”) and up to $15 million (of which $9.3 is outstanding and $4.4 million is available for borrowing) (the “Working Capital Portion”) may be used for general corporate purposes (other than acquisitions). The Revolving Loan Facility has a letter of credit sub-limit of $7.5 million, of which $1.3 million is currently utilized. The Term Loan Facility and Acquisition Facility mature on June 30, 2004 and require principal amortization of $9.3 million in 2003 and $37.0 million in 2004.  The Revolving Loan Facility matures on June 30, 2004.

          Total borrowings as of December 31, 2002 and 2001 were $49.3 million and $55.0 million under the Revolving Loan Facility and Acquisition Facility and $6.3 million and $22.0 million under the Term Loan Facility, respectively.

          As of December 31, 2002, the Company had $4.4 million available credit under the Revolving Credit Facility.  No additional borrowing was available under the Term Loan Facility at December 31, 2002.

          The interest rate under the Credit Facility is based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined) plus a margin during the period and for the applicable type of loan as follows:

	Margin

Period and Loan Type	Base Rate	Eurodollar

Through June 2002
Term and Working Capital	3.00%	4.00%
Acquisition	3.25%	4.25%
July 2002 through March 2003
Term and Working Capital	3.50%	4.50%
Acquisition	3.75%	4.75%
Thereafter
Term and Working Capital	4.00%	5.00%
Acquisition	4.25%	5.25%

          For periods after June 2002, the margins set forth above are subject to pricing reductions depending on the Company’s then existing leverage ratio.

          Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (i) 75% (or 50% for years when the Company’s ratio of Debt to EBITDA (as defined) is less than 5:1) of Excess Cash Flow (as defined); (ii) 50% of the net cash proceeds of an equity issuance by Holding or the Company in connection with an initial public offering or 100% of the net cash proceeds of an equity issuance by Holding or the Company other than in connection with an initial public offering (subject in each case to certain exceptions); (iii) 100% of the net cash proceeds of the sale or other disposition of any properties or assets of Holding and its subsidiaries (subject to certain exceptions); (iv) 100% of the net proceeds of certain issuances of debt obligations of the Company and its subsidiaries and (v) 100% of the net proceeds from insurance recoveries and condemnations.

          The Credit Facility is guaranteed jointly and severally by Holding and certain of the Company’s subsidiaries.  The Credit Facility is secured by a first priority lien in substantially all of the properties and assets of the Company and the guarantors now owned or acquired later, including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company of its existing and future restricted subsidiaries, including its Mexican subsidiaries.

          The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company’s subsidiaries to, among others, (i) incur additional debt; (ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates.  Hudson RCI is also required to comply with financial covenants with respect to (a) limits on annual aggregate capital expenditures (as defined in the Credit Facility) and (b) a minimum EBITDA test.  The Company is currently in compliance with the terms and provisions of the Credit Facility.  As of March 14, 2003, there was approximately 7.7 million of availability on the revolving Loan Facility under the Credit Facility.

          The Senior Subordinated Notes bear interest at the rate of 9-1/8%, payable semiannually on each April 15 and October 15, and will require no principal repayments until maturity in 2008.  The Senior Subordinated Notes are general unsecured obligations of the Company and contain covenants that place limitations on, among other things, (i) the ability of the Company, any subsidiary guarantors and other restricted subsidiaries to incur additional debt, (ii) the making of certain restricted payments including investments, (iii) the creation of certain liens, (iv) the issuance and sale of capital stock of restricted subsidiaries, (v) asset sales, (vi) payment restrictions affecting restricted subsidiaries, (vii) transactions with affiliates, (viii) the ability of the Company and any subsidiary guarantor to incur layered debt, (ix) the ability of Holding to engage in any business or activity other than those relating to ownership of capital stock of the Company and (x) certain mergers, consolidations and transfers of assets by or involving the Company.  The Company is currently in compliance with the terms and provisions of the Senior Subordinated Notes.

          As of December 31, 2002, the Company and its subsidiaries had a total of $39.3 million in notes outstanding due to affiliates.  In August 2001, the Company issued approximately $15.0 million of new unsecured senior subordinated convertible notes to affiliates for $7.0 million in cash and an exchange of $8.0 million in existing short-term unsecured notes.  The new notes bear interest at 10% and are due in March 2005.  The interest may be paid or deferred to the due date at the option of the Company and the notes are convertible to the Company’s common stock at the demand of the holder.  The notes are subordinated to borrowings under the Credit Facility and the new senior unsecured notes discussed below and rank pari-passu with the Senior Subordinated Notes.

          As part of the May 2002 amendment and restatement of the Credit Facility discussed above, the Company issued $12.0 million of the senior unsecured notes in exchange for $12.0 million of bank term loans purchased by affiliates of Holding’s majority stockholder.  Additionally, HRC Holding issued $8.0 million of unsecured senior notes to affiliates of Holding’s majority stockholder. These notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004.

          In October 2002, HRC Holding issued an additional $2.1 million in new senior unsecured notes to existing shareholders of the Company and Holding, with the same terms and conditions as those issued by HRC Holding in May 2002.

          The Company, through its wholly owned Swedish Subsidiary, Hudson RCI AB, has incurred bank debt in Sweden (the “HRCI AB Facility”) that totaled $14.0 million as of December 31, 2002.  The HRCI AB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR (the interest rate at or about 11:00 a.m. Stockholm time, two banking days before a draw-down date or the relevant interest period, quoted for deposits in krona) plus 1.25% to 1.85% (5.06% to 5.66% at December 31, 2002), matures in September 2005, and is guaranteed by Steamer Holding AB, Hudson RCI AB’s parent, and is secured by the common stock of Hudson RCI AB.  As of December 31, 2002, Hudson RCI AB was in compliance with all terms and conditions of the Hudson RCI AB Bank Notes.

          In April 1998, the Company issued to Holding 300,000 shares of its 11-1/2% Senior PIK Preferred Stock due 2010 with an aggregate liquidation preference of $30.0 million, which has terms and provisions materially similar to those of the 11 ½% Senior Exchangeable Preferred Stock due 2010 issued by Holding in connection with the recapitalization (the “Holding Preferred Stock”).  The Holding Preferred Stock has an aggregate liquidation preference of $30.0 million and bears interest at 11 1/2 % per anum.  Under the terms of the Holding Preferred Stock, at the election of the Holding, dividends may be paid in kind on or before April 15, 2003 and thereafter must be paid in cash. Holding has been advised by the holders of a majority of the shares of the Holding Preferred Stock that they are agreeable to amending the Holding Preferred Stock to extend from April 15,2003 to April 15, 2004, the period during which dividends may be paid in kind on the Holding Preferred Stock. It is proposed that the terms of the Senior PIK Preferred Stock be amended in a similar manner. In August 2001, the Company issued 3,000 shares of Junior Convertible cumulative preferred stock (the “Hudson Junior Preferred Stock”) to Holding for cash consideration of $3.0 million and Holding issued an aggregate of 3,000 shares of Junior Convertible Cumulative Preferred Stock (the “River Preferred Stock”) to Holding’s majority stockholder and the Helen Lovaas trust for cash consideration of $3.0 million.  The May 2002 Amended and Restated Credit Facility prohibits the Company from paying cash dividends on its Senior PIK Preferred Stock.

Factors Affecting Liquidity

         As the result of a number of factors affecting the Company in fiscal 2000 and 2001 resulting from the implementation of the Company's new information system, management undertook numerous actions during 2001 to improve the liquidity and operating performance of the Company. Such actions included: (i) the elimination of a distribution warehouse; (ii) the elimination of non-essential management personnel; (iii) a reduction in inventory levels; and (iv) aggressive collections of accounts receivable and other cost reduction measures as management deemed necessary to fund the operations of the Company, meet anticipated capital expenditures and make required payments of principal and interest on its debt. Based on these actions, as well as anticipated improved operating performance, management believes it will have sufficient sources of liquidity to meet its obligations for the remainder of 2003. If the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company would have to initiate measures to raise cash through asset sales, additional debt or equity issuances and/or curtail operations. The Company currently has no commitments for additional debt or equity and no assurance can be given as to whether or, on what terms, additional debt or equity investments could be secured if required. Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investment could have a material adverse affect on the Company.

RISK FACTORS

Restrictions on Ability to Pay Cash Dividends

          As Holding is a holding company, its primary source of liquidity is dividends or other distributions from Hudson RCI.  Holding’s only asset is its investment in Hudson RCI.  The ability of Hudson RCI to pay cash dividends or make distributions to Holding when required is restricted by law or prohibited under the terms of Hudson RCI’s debt instruments, including the Credit Facility.  In addition, Holding is prohibited from paying cash dividends under the Credit Facility until April 2003, at which time it must pay cash dividends to holders of the Holding Preferred Stock.  No assurance can be made that Hudson RCI will be able to pay cash dividends to Holding when required on the Holding Preferred Stock and, thus, Holding may not be able to make payments of cash dividends to the holders of Holding Preferred Stock when required by the terms of the Holding Preferred Stock.  In the event Holding is unable to pay cash dividends to the holders of Holding Preferred Stock for two consecutive periods, the sole remedy of the holders is the ability to elect two members to Holding’s Board of Directors.

           Because Holding’s only operations are through the Company, there are no risks other than those for the Company.  As such, the following discussion relates solely to the Company.

Substantial Leverage; Shareholders’ Deficit

          As of December 31, 2002, the Company had $223.9 million of outstanding indebtedness and a shareholders’ deficit of approximately $171.1 million.  This level of indebtedness may reduce the flexibility of the Company to respond to changing business and economic conditions.  In addition, subject to the restrictions in the Credit Facility and the indenture governing the Subordinated Notes (the “Indenture”), the Company may incur additional senior or other indebtedness from time to time to finance acquisitions or capital expenditures or for other general corporate purposes.  See “—Liquidity and Capital Resources.”  The Credit Facility prohibits the payment of dividends by the Company to Holding to finance the payment of dividends on the Holding Preferred Stock.

          The Company’s high degree of leverage may have significant consequences for the Company, including:  (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes, if necessary, may be impaired; (ii) a substantial portion of the Company’s cash flow will be dedicated to the payment of interest and principal on its indebtedness and will not be available to the Company for its operations and future business opportunities; (iii) the covenants contained in the indenture and the Credit Facility limits the Company’s ability to, among other things, borrow additional funds, dispose of assets or make investments and may affect the Company’s flexibility in planning for, and reacting to, changes in business conditions; (iv) indebtedness under the Credit Facility is at variable rates of interest, which will cause the Company to be vulnerable to increases in interest rates; and (v) the Company’s high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally or limit its ability to withstand competitive pressures.  If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it may be required to refinance all or a portion of its existing debt or to obtain additional financing.  There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements.  The Company’s ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company’s future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.  The terms of the Company’s indebtedness, including the Credit Facility and the Indenture, may also prohibit the Company from taking such actions.

Medical Cost Containment

          In recent years, widespread efforts have been made in both the public and private sectors to control health care costs, including the prices of products such as those sold by the Company, in the United States and abroad.  Cost containment measures have resulted in increased customer purchasing power, particularly through the increased presence of GPOs in the marketplace and increased consolidation of distributors.  Health care organizations are evaluating ways in which costs can be reduced by decreasing the frequency with which a treatment, device or product is used.  Cost containment has also caused a shift in the decision-making function with respect to supply acquisition from the clinician to the administrator, resulting in a greater emphasis being placed on price, as opposed to features and clinical benefits. The Company has encountered significant pricing pressure from customers and believes that it is likely that efforts by governmental and private payers to contain costs through managed care and other efforts and to reform health systems will continue and that such efforts may have an adverse effect on the pricing and demand for the Company’s products. There can be no assurance that current or future reform initiatives will not have a material adverse effect on the Company’s business, financial conditions or results of operations.

          The Company’s products are sold principally to a variety of health care providers, including hospitals and alternate site providers, that receive reimbursement for the products and services they provide from various public and private third party payors, including Medicare, Medicaid and private insurance programs.  As a result, while the Company does not receive payments directly from such third party payors, the demand for the Company’s products in any specific care setting is dependent in part on the reimbursement policies of the various payors in that setting.  In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payor’s list of covered services.  In light of increased controls on Medicare spending, there can be no assurance on the outcome of future coverage or payment decisions for any of the Company’s products by governmental or private payors.  If providers, suppliers and other users of the Company’s products are unable to obtain sufficient reimbursement, a material adverse impact on the Company’s business, financial condition or operations may result.

          The Company expects that the trend toward cost containment that has impacted the domestic market will also be experienced in international health care markets, impacting the Company’s growth in foreign countries, particularly where health care is socialized.

Industry Consolidation; Customer Concentration

          Cost containment has resulted in significant consolidation within the health care industry.  A substantial number of the Company’s customers, including group purchasing organizations, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation.  The acquisition of any of the Company’s significant customers could result in the loss of such customers by the Company, thereby negatively impacting its business, financial condition and results of operations.  For example, in 1996, three GPOs that accounted for aggregate sales of approximately $11.0 million combined and, as a result of a decision of the combined entity to enter into a sole distributorship arrangement in 1997 with one of the Company’s competitors, the Company experienced a decrease in sales and may experience additional sales decreases in the future.  In addition, the consolidation of health care providers often results in the renegotiation of terms and in the granting of price concessions.  The Company’s customer relationships, including exclusive or preferential provider relationships, are terminable at will by either party without advance notice or penalty.  Because larger purchasers or groups of purchasers tend to have more leverage in negotiating prices, this trend has caused the Company to reduce prices and could have a material adverse effect on the Company’s business, financial condition or results of operations.  As GPOs and integrated health care systems increase in size, each relationship represents a greater concentration of market share and the adverse consequences of losing a particular relationship increases considerably.  For fiscal 2002, the Company’s eight largest group purchasing arrangements accounted for approximately 42.6% of net sales.  Distributors have also consolidated in response to cost containment.  For fiscal 2002, approximately 29.9% of the Company’s net sales were to two distributors, Owens & Minor Inc. and McKesson, which accounted for 19.1% and 10.8%, respectively, of the Company’s net sales.  The loss of the Company’s relationship with these distributors would have a material adverse effect on the Company’s business, financial condition and results of operations.

Government Regulation

          The Company and its customers and suppliers are subject to extensive federal and state regulation in the United States, as well as regulation by foreign governments. The Company cannot predict the extent to which future legislative and regulatory developments concerning practices and products for the health care industry may affect the Company. Most of the Company’s products are subject to government regulation in the United States and other countries.  In the United States, the FD&C Act, as amended, and other statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, marketing, advertising and promotion of such products.  Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.  Under the FD&C Act and similar foreign laws, the Company, as a marketer, distributor and manufacturer of health care products, is required to obtain the clearance or approval of Federal and foreign governmental agencies, including the Food and Drug Administration (“FDA”), prior to marketing, distributing and manufacturing certain of those products, which can be time consuming and expensive.  The Company may also need to obtain FDA clearance before modifying marketed products or making new promotional claims.  Delays in receipt of or failure to receive required approvals or clearances, the loss of previously received approvals or clearances, or failures to comply with existing or future regulatory requirements in the United States or in foreign countries could have a material adverse effect on the Company’s business.  Foreign sales are subject to similar requirements.

          The Company is required to comply with pertinent sections of the Code of Federal Regulations, 21CFR GMP/QSR, which set forth requirements for, among other things, the Company’s manufacturing process, design control and associated record keeping, including testing and sterility.  Further, the Company’s plants and operations are subject to review and inspection by state, federal and foreign governmental entities.  The distribution of the Company’s products may also be subject to state regulation.  The impact of FDA regulation on the Company has increased in recent years as the Company has increased its manufacturing operations.  The Company’s suppliers, including contract sterilization facilities, are also subject to similar governmental requirements.  There can be no assurance that changes to current regulations or additional regulations imposed by the FDA will not have an adverse impact on the Company’s business and financial condition in the future.  If the FDA believes that a company is not in compliance with applicable regulations, it can institute proceedings to detain or seize products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice.  Other regulatory agencies may have similar powers.  In addition, product approvals could be withdrawn due to the failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.  The FDA also has the authority to issue special controls for devices manufactured by the Company.  In the event that such additional special controls were issued, the Company’s products would be required to conform, which could result in significant additional expenditures for the Company.

          The Company is subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, fire hazard control and the handling and disposal of hazardous or infectious materials or substances and emissions of air pollutants.  The Company owns and leases properties, which are subject to environmental laws and regulations.  There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company’s business, financial condition or results of operations.  In addition, the Company cannot predict the extent to which future legislative and regulatory developments concerning its practices and products for the health care industry may affect the Company.

Risks related to Group Purchasing Organizations

          A significant portion of the Company’s sales is generated through its relationship and contracts with various GPOs and IDNs. These contracts define the terms and conditions of the relationship between the Company, the GPOs and IDNs and their affiliated hospitals, but do not commit affiliated hospitals to purchase products from the Company.  The contracts are cancelable with appropriate notice by the Company, GPO or IDN.  There can be no assurance that these contracts will be renewed on terms substantially similar to the expiring contracts, if at all.

          Recently, there has been intense scrutiny from the United States Senate involving potential restraint-of-trade activities practiced by GPOs and IDNs, particularly as it relates to issuance of long-term and/or sole-source contracts.  It has been a long-time practice of many GPOs and IDNs, including those with which the Company maintains contracts, to issue multiple-year contracts to only one vendor.  There can be no assurance that such sole-source and/or long-tem contracts will continue in the future and future regulatory decrees may require GPO’s to award contracts to multiple vendors and/or contracts for shorter time periods.  There can be no assurance that should sole-source and/or long-term contracts be eliminated, the Company could maintain its current level of market share with GPO and IDN affiliated hospitals.

Risks Related to International Sales; Foreign Operations

          Sales made outside the United States represented approximately 27.4% of the Company’s 2002 net sales and the Company intends to increase international sales as a percentage of total net sales.  Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including increased regulation, extended payment periods, competition from firms with more local experience, currency exchange rate fluctuations and import and export controls.  The Company has sales operations in Germany, Sweden, the United Kingdom, France and other countries where sales are made in local currency.  While the Company may choose to hedge its foreign currency exposures by attempting to purchase goods and services with the proceeds from sales in local currencies where possible, and purchase forward contracts to hedge receivables denominated in foreign currency, there can be no assurance that the Company’s hedging strategies will allow the Company to successfully mitigate its foreign exchange exposures.  The Company’s foreign exchange exposure has historically not been significant, and was not considered to be significant in fiscal 2002.

          The Company also maintains a manufacturing and assembly facility in Ensenada and Tecate, Mexico and an assembly and distribution facility in Kuala Lumpur, Malaysia and, as a result, is subject to operational risks such as changing labor trends and civil unrest in those countries.  In the event the Company were required to transfer its foreign operations to the United States or were otherwise unable to benefit from its lower cost foreign operations, its business, financial condition and results of operations would be adversely affected.

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

Dependence on Key Personnel; Management of Expanding Operations

          The Company’s success, to a large extent, depends upon the continued services of its executive officers.  The loss of services of any of these executive officers could materially and adversely affect the Company.

          The Company’s plans to expand its business may place a significant strain on the Company’s operational and financial resources and systems.  To manage its expanding operations, the Company may be required to, among other things, improve its operational, financial and management information systems.  The Company may also be required to attract, train and retain additional highly qualified management, technical, sales and marketing and customer support personnel.  The process of locating such personnel with the combination of skills and attributes required to implement the Company’s strategy is often lengthy.  The inability to attract and retain additional qualified personnel could materially and adversely affect the Company.

Competition

          The medical supply industry is characterized by intense competition.  Certain of the Company’s competitors have greater financial and other resources than the Company and may succeed in utilizing these resources to obtain an advantage over the Company.  The general trend toward cost containment in the health care industry has had the effect of increasing competition among manufacturers, as health care providers and distributors consolidate and as GPOs increase in size and importance.  The Company competes on the basis of brand name, product quality, breadth of product line, service and price.

Risks Generally Associated with Acquisitions

          An element of the Company’s business strategy may be to pursue strategic acquisitions that either expand or complement the Company’s business.  Acquisitions involve a number of special risks, including the diversion of management’s attention to the assimilation of the operations and the assimilation and retention of the personnel of the acquired companies, and potential adverse effects on the Company’s operating results.  The Company may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to the Company, if at all.  In addition, the Credit Facility and the Indenture contain certain restrictions regarding acquisitions. The Indenture restricts acquisitions to those companies in the same line of business as the Company, and requires that all such acquired companies be designated Restricted Subsidiaries (as defined therein).  The Credit Facility restricts all acquisitions.  The inability of the Company to successfully finance, complete and integrate strategic acquisitions in a timely manner could have an adverse impact on the Company’s ability to effect a portion of its growth strategy.

Patents and Trademarks

          The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights. However, the Company does file patent applications on concepts and processes developed by the Company’s personnel.  The Company has 27 patents in the United States.  Many of the U.S. patents have corresponding patents issued in Canada, Europe and various Asian countries.  The Company’s success will depend in part on its ability to maintain its patents, add to them where appropriate, and to develop new products and applications without infringing the patent and other proprietary rights of third parties and without breaching or otherwise losing rights in technology licenses obtained by the Company for other products.  There can be no assurance that any patent owned by the Company will not be circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company’s pending or future patent applications will be issued with claims of the scope sought by the Company, if at all.  If challenged, there can be no assurance that the Company’s patents (or patents under which it licenses technology) will be held valid or enforceable.  In addition, there can be no assurance that the Company’s products or proprietary rights do not infringe the rights of third parties.  If such infringement were established, the Company could be required to pay damages, enter into royalty or licensing agreements on onerous terms and/or be enjoined from making, using or selling the infringing product.  Any of the foregoing could have a material adverse effect upon the Company’s business, financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

          Because Holding’s only operations are through the Company, there are no market risks other than those disclosed by the Company.  As such, the following discussion relates solely to the Company.

          Quantitative Disclosures.  With the continued growth in Europe, the Company has greater foreign currency exposure with respect to its international operations.  Until the 1999 acquisition of Hudson RCI AB in 1999, the Company’s only international exposure was its manufacturing operation in Mexico.  All sales were previously denominated in U.S. dollars.  Currently, the Company has operations in Germany, Sweden, France and the United Kingdom and other countries where sales are made in local currency. The Company may hedge its foreign currency exposures by attempting to purchase goods and services with the proceeds from sales in local currencies where possible.  The Company may also purchase forward contracts to hedge receivables denominated in foreign currency that are expected to be collected and converted into another currency.  However, there can be no assurance that the Company’s hedging strategies will allow the Company to successfully mitigate its foreign exchange exposures.

          The Company has additional foreign currency exposure related to financing activities in currencies other than the local currency in which it operates.  Specifically, the Company is exposed to foreign currency risk related to the future financing instruments value that is denominated in foreign currencies.  At December 31, 2002, the net fair value liability of financial instruments with exposure to foreign currency risk was $14.0 million.  The potential loss in fair value of such financial instruments from a 10% adverse change in foreign currency exchange rates would be approximately $1.5 million.

          The Company is exposed to certain market risks associated with interest rate fluctuations on its debt.  All debt arrangements are entered into for purposes other than trading.  The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business that, in some cases, relate to the Company’s acquisitions of related businesses.  Certain of the Company’s financial instruments are fixed rate, short-term investments which are held to maturity.  The Company’s fixed rate debt consists primarily of outstanding balances on the Senior Subordinated Notes and its variable rate debt relates to borrowings under the Credit Facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).  With respect to the Company’s fixed rate debt, changes in interest rates generally affect the fair value of such debt, but do not have an impact on earnings or cash flows.  Because the Company generally cannot prepay its fixed rate debt prior to maturity, interest rate risk and changes in fair value should not have a significant impact on this debt until the Company is required to refinance.  With respect to variable rate debt, changes in interest rates affect earnings and cash flows, but do not impact fair value.  The impact on the Company’s interest expense in the upcoming year of a one-point interest rate change on the outstanding balance of the Company’s variable rate debt would be approximately $0.6 million.

          The following table presents the future principal cash flows and weighted-average interest rates expected on the Company’s existing long-term debt instruments.  The fair value of the Company’s fixed rate debt is estimated based on quoted market prices.

Expected Maturity Date
(as of December 31, 2002)

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	There- after	Total	Fair Value

	(Dollars in thousands)
Fixed Rate Debt	$—	$22,100	$14,951	$2,266	$—	$115,000	$154,317	$100,267
Average Interest Rate	—%	13.4%	11.0%	12.0%	—%	9.1%
Variable Rate Debt	$13,783	$50,833	$2,266	$—	$—	$2,693	$69,574	$69,574
Average Interest Rate	6.3%	6.3%	6.7%	—%	—%	4.7%

          Qualitative Disclosures.  The Company’s primary exposure relates to (1) interest rate risk on long-term and short-term borrowings, (2) the Company’s ability to pay or refinance long-term borrowings at maturity at market rates, (3) the impact of interest rate movements on the Company’s ability to meet interest expense requirements and exceed financial covenants and (4) the impact of interest rate movements on the Company’s ability to obtain adequate financing to fund future acquisitions.  The Company manages interest rate risk on its outstanding long-term and short-term debt through the use of fixed and variable rate debt.  While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management evaluates the Company’s financial position on an ongoing basis.

Item 8.   Financial Statements and Supplementary Data.

          See the Index included at “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          On January 25, 2002, the Company dismissed Arthur Andersen LLP (“Andersen”) as its independent accountant.  Andersen provided both accounting and audit services to Holding, and was the primary consultant for the implementation of the Company’s SAP software platform.

          The reports of Andersen on Holding’s financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

          Holding’s Board of Directors approved the decision to change accountants on January 17, 2002, and the Audit Committee of the Board of Directors approved the decision to change accountants on January 25, 2002.

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

          During the audit of its financial statements for the year ended December 31, 2000, Holding had a disagreement with Andersen regarding the reserves for accounts receivable (doubtful accounts and rebates) as of December 31, 2000.  Andersen informed Holding of its concerns as to the methodology utilized to establish the level of these reserves as well as that inadequate support had been provided for these reserves.  Upon further review and analysis by Holding, and continuing discussions with Andersen, these reserves were adjusted, and backup substantiation developed, to the satisfaction of Andersen, which issued its report on Holding’s financial statements for the year ended December 31, 2000.

          Members of the Audit Committee of the Board of Directors of Holding met with Andersen to discuss these matters.  Holding believes that the concerns expressed by Andersen with respect to the foregoing issue have been addressed, as evidenced by the fact that Andersen has issued an unqualified report covering Holding’s 2000 financial statements, and that Holding now has policies and procedures in place to properly establish reserve balances, and substantiation, in respect of its accounts receivable in accordance with GAAP.  Holding has authorized Andersen to respond fully to the inquiries of the successor accountant concerning this matter.

          During the two most recent fiscal years and through January 25, 2002, except as described below, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.  Andersen informed Holding in a letter dated July 30, 2001 that the following material weaknesses in internal control existed during fiscal year ended December 31, 2000:

          Holding did not prepare on a timely basis reconciliations for substantially all of Holding’s balance sheet accounts, and Holding’s internal process for review and approval of reconciliations was informal and inconsistent.

          Holding’s support for the required reserves for accounts receivable (doubtful accounts and rebates) was initially inadequate; upon further review, adjustments required to properly state such reserves as of December 31, 2000 were material to Holding’s consolidated financial statements.

          Holding’s consolidated financial statements were not prepared on a timely basis and eliminating entries were not initially well supported.

          Holding had a shortage of accounting and finance personnel, and had retained accounting and finance personnel who lacked the appropriate expertise; as a result, Holding’s former Chief Financial Officer was responsible for a disproportionate amount of Holding’s financial reporting process, and the efficiency, timeliness and accuracy of Holding’s financial reporting was adversely impacted.

          Members of the Audit Committee of the Board of Directors of Holding discussed these matters with Andersen.  Except as described above, these conditions did not result in any disagreements or differences in opinion between Holding and Andersen.  Andersen advised Holding in the July 30, 2001 letter that it understood that Holding had taken certain steps subsequent to December 31, 2000 to mitigate these material weakness conditions.

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

New Independent Auditor

          On January 31, 2002, the Company engaged Deloitte & Touche LLP (“Deloitte”) as the Company’s new principal independent auditor to audit the Company’s financial statements, to replace Andersen.  During the two most recent fiscal years and through January 31, 2002, the Company has not consulted with Deloitte regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

PART III

Item 10.   Directors and Executive Officers of the Registrant

          The following individuals are the executive officers and directors of Holding and Hudson RCI as of March 14, 2003:

Name	Age	Position

Charles A. French	60	President, Chief Executive Officer and Director
Lougene Williams	58	Senior Vice President
Patrick G. Yount	43	Vice President and Chief Financial Officer
Ola G. Magnusson	54	Senior Vice President
Jeffery D. Brown	45	Vice President, Marketing and Sales
Helen Hudson Lovaas	64	Director
Jon D. Ralph	38	Director
Charles P. Rullman	54	Director
Ronald P. Spogli	55	Director
Sten Gibeck	59	Director

          Charles A. French is President, Chief Executive Officer and a Director of the Company and Holding.  Mr. French assumed these positions with both the Company and Holding in August 2001, and was a consultant to the Company since January 2001.  Prior to joining the Company, since 1989 he had been a private investor focused on healthcare and technology companies.  Previously, he held senior management positions at Spectramed, Inc., Caremark, Inc. and Bentley Laboratories, Inc.

          Lougene Williams is a Senior Vice President of the Company responsible for its product development, quality assurance and manufacturing operations, having served in this capacity since January 1996, and assumed the same position with Holding after consummation of the recapitalization in April 1998.  Prior to 1996, he was the Company’s Vice President, Manufacturing, having held a similar position with Respiratory Care Inc.  From 1976 to 1987, he held manufacturing management positions of increasing responsibility at various manufacturing plants of The Kendall Company.

          Patrick G. Yount became the Company’s and Holding’s Vice President and Chief Financial Officer in March 2001. Prior to joining the company, he held the positions of Chief Financial Officer and Chief Operating Officer of Good Source Solutions – a nationwide distributor of specialty food items from February 1996 to September 2000. Prior to joining Good Source Solutions he held positions as a senior member of the Merchant Banking Group for Banque Paribas in the San Francisco area from 1993 to 1996.

          Ola G. Magnusson is a Senior Vice President and serves as President of Hudson RCI AB in Sweden. Mr. Magnusson joined the company in July 1999 in connection with the acquisition of Louis Gibeck AB where he was the President and Chief Executive Officer since January 1996.  Prior to joining Louis Gibeck AB, Mr. Magnusson held several different positions, primarily in marketing with Pharmacia, a Swedish pharmaceutical company.

          Jeffery D. Brown, Vice President of Marketing and Sales, assumed this position in January 2000.  From January 1997 to January 2000 Mr. Brown served as the Company’s Director of Sales.  From 1993 to 1997, Mr. Brown served as National Sales Manager and from 1991 to 1993, as Regional Sales Manager.  Mr. Brown has also held positions of National Account Manager from 1982 to 1991, and Territorial Sales Manager from 1980 to 1982.

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

          Ronald P. Spogli became a director of the Company and of Holding in connection with the recapitalization in April 1998.  He is a founding Principal of Freeman Spogli, which was founded in 1983.  Mr. Spogli is also a director of AFC Enterprises, Inc., Century Maintenance Supply, Inc., Advance Auto Parts, Inc. and Gaylan’s Trading Co. Inc.

          Sten Gibeck became a director of the Company and of Holding in connection with the July 1999 acquisition of Hudson RCI AB. Mr. Gibeck has been employed by Hudson RCI AB since 1965, and since July 1997 has served as its Vice President of Research and Development.  From 1971 through December 1996, Mr. Gibeck served as the President of Hudson RCI AB.

          Directors of the Company and Holding are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Item 11.   Executive Compensation

          The following table sets forth the compensation for each of the fiscal years in the three-year period ended December 31, 2002 of the following persons:

          •     Each individual who served as the chief executive officer or acted in a similar capacity during 2002; and

          •     The four most highly compensated executive officers other than the chief executive officer at December 31, 2002

          Compensation is presented only for the years in which each person was an executive officer.

Summary Compensation Table

		Annual Compensation

	Fiscal Year	Salary	Bonus	Other Annual Compensation (1)	All Other Compensation (2)

Charles A. French (3)	2002	$316,923	$225,000	$—	$—
President and Chief Executive Officer	2001	66,923	—	—	—
Lougene Williams	2002	$224,723	$—	$—	$6,742
Senior Vice President	2001	221,751	—	—	10,200
	2000	186,592	—	—	10,500
Jeffery D. Brown	2002	$177,058	—	$—	$5,312
Vice President, Marketing & Sales	2001	157,701	—	—	9,462
	2000	126,023	—	—	7,561
Patrick G. Yount (4)	2002	$205,961	$25,000	$—	$—
Chief Financial Officer	2001	145,385	—	—	—
Ola Magnusson	2002	$122,781	$7,713	$—	$62,390
Senior Vice President	2001	105,963	—	9,099	53,331
	2000	121,582	—	10,087	61,901

(1)

During 2002, no Named Executive Officer named received perquisites and other personal benefits, security or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total of such officer’s salary and bonus nor did any such officer receive any restricted stock award or stock appreciation right.

(2)	Represents payments by the Company under its defined contribution pension plan.
(3)

Charles A French became Holding’s and the Company’s President and Chief Executive Officer in August 2001.  The compensation amount shown for 2001 is based on a partial year of employment at an annualized salary rate of $200,000.

(4)

Patrick G.. Yount became Holding’s and the Company’s Chief Financial Officer in March 2001.  His compensation shown for 2001 is based on a partial year of employment at an annualized salary rate of $210,000.

Executive Employment Agreements

          In May and June 2002, the Company entered into an employment agreement with all Named Executive Officers except Ola Magnusson.  The Named Executive Officers receive a base salary in an amount and on substantially the same terms and conditions as was being paid by the Company on that date and an annual cash bonus in accordance with the Company’s existing incentive programs.  Pursuant to the employment agreements, in the event that employment is terminated by the Company other than for cause (as such term is defined in the employment agreements), or if the Named Executive Officer resigns pursuant to a “qualifying resignation” (as such term is defined in the employment agreements), the Company will be required to pay the Named Executive Officer’s base salary for a period of 12 months (the “Severance Period”).  The employment agreements also provide for nondisclosure of confidential information, that the Named Executive Officer shall not engage in any prohibited activity (as such term is defined in the employment agreements) during the term of employment and that the Named Executive Officer will refrain from interfering with the Company’s contractual relationships or soliciting the Company’s employees during the Severance Period.

          In June 2000, the Company entered into an agreement with Ola Magnusson.  With the exception of the Severance Period which is 18 months, the terms and conditions of the agreement were substantially similar to those entered into by the other Named Executive Officers.

Compensation of Directors

          Directors of Holding receive no compensation as directors.  Directors are reimbursed for their reasonable expenses in attending meetings.

Management Bonus Plans

          In 2002 and 2001, the Company offered a management bonus plan for its executives and senior management.  The plan is based on attainment of financial goals as well as individual performance objectives. The financial objectives were based on attainment of minimum EBITDA levels, and provided for bonus amounts to increase as EBITDA increases.  The Company periodically offers additional incentive compensation to individuals who demonstrate superior performance.  The Company has put a similar plan into place for 2003.

Retirement Plans

          The Company has historically sponsored two programs that assist its United States based employees in planning for retirement.  The Company offered a defined contribution pension plan that was funded by the Company.  Employees must be at least 21 years of age and have completed two years of service to be eligible to participate in the pension plan.  The Company annually contributed an amount equal to 6% of a participating employee’s base earnings to a participant’s account, prorated for any part of a year that a participant was ineligible for a contribution.  The funding also included a proportionate share of any increase or decrease in the fair market value of the assets in the trust fund as of the immediately preceding last day of the plan year. During 2001, the Company determined that the pension plan for 1999 and 2000 was not fully funded. Accordingly, the Company recorded $350,000 in associated penalties and fully funded the plan through 2000.  The Company fully funded the 2001 contribution in 2002.  During 2002, the Company froze the current pension plan and developed a new plan that provides for discretionary funding determined annually by the Board of Directors.  All other aspects of the new plan are substantially similar to the old plan.  In addition, employees may contribute to a 401(k) plan that allows matching contributions by the Company.  Employees must have six months of service to be eligible to participate in the 401(k) plan and may contribute up to 10% of their annual compensation, or 6% if the employee is a highly compensated participants.

Compensation Committee Interlocks and Insider Participation

          The Board of Directors of Holding determines the compensation of the executive officers.  During fiscal 2002, certain members of the Board of Directors determined the compensation of the Holding’s Chief Executive Officer and certain members of the Board of Directors and Mr. French determined the compensation of the Holding’s other executive officers.

Stock Subscription Plans

          In April 1998, Holding adopted an Employee Stock Subscription Plan and an Executive Stock Subscription Plan (collectively, the “Stock Subscription Plans”) pursuant to which executives of the Company purchased 800,000 shares of common stock of Holding valued at $10.00 per share.  The Stock Subscription Plans provide for a repurchase option in favor of Holding upon termination of employment at stated repurchase prices.  In addition, the Stock Subscription Plans provide for restrictions on the transferability of shares prior to the fifth anniversary of the recapitalization or the Company’s initial public offering.  The shares are also subject to a right of first refusal in favor of Holding as well as obligations to sell at the request of Freeman Spogli and co-sale rights if Freeman Spogli and Affiliates sells its shares to a third party.  No additional shares of Holding common stock were sold under the Stock Subscription Plans in fiscal 2001.

          In 2001, the Board of Directors of the Company approved the adoption of a Stock Option Plan for eligible employees, officers and consultants of the Company.  The plan allows for the issuance of up to 5,000,000 shares of Company common stock pursuant to the exercise of incentive stock options or non-qualified options.  The exercise price of options granted under the plan shall be set at fair market value at the time of the grant as determined by the Board of Directors.  As of the date of this filing, 3,550,000 options covering shares have been granted at an exercise price of $1.00 per share, of which 2,625,000 are exercisable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

River Holding Corp.

          The following table sets forth certain information, as of March 14, 2003, with respect to the beneficial ownership of capital stock of the Holding by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of Holding and (iv) all Named Executive Officers and directors of Holding as a group.

Name of Beneficial Owner	Shares of Common Stock	Percent of Class	Shares of Preferred Stock	Percent of Class	Shares of Junior Preferred Stock	Percent of Class

Freeman Spogli & Co. Incorporated (1)	8,352,591	88.4%	470,307	100%	2,308	76.9%
Ronald P. Spogli (1)
Charles P. Rullman (1)
Jon D. Ralph (1)
Sten Gibeck (2)	200,000	2.1%	—		—
Lougene Williams (2)	100,000	1.1%	—		—
Jeffery D. Brown (2)(3)	25,000	*	—		—
Charles A. French (2)	—	—	—		—
Patrick G. Yount (2)	—	—	—		—
Ola Magnusson (2)	—	—	—		—
Helen Hudson Lovaas (2)(4)	69,200	*			692	23.1%
All Named Executive Officers and directors of the Company as a group (9 individuals)	8,746,791	95.7%	470,307	100%	3,000	100.0%

*	Less than 1%.
(1)

1,441,251 shares, 58,749 shares and 6,621,791 shares of common stock are held of record by FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners International, L.P. (“FSEP International”) and FS Equity Partners IV, L.P. (“FSEP IV”), respectively.  Includes 230,800 shares of common stock issuable upon conversion of 2,308 shares of River Junior Preferred Stock.  As general partner of FS Capital Partners, L.P. (“FS Capital”), which is general partner of FSEP III, FS Holdings, Inc. (“FSHI”) has the sole power to vote and dispose of the shares owned by FSEP III.  As general partner of FS&Co. International, L.P. (“FS&Co. International”), which is the general partner of FSEP International, FS International Holdings Limited (“FS International Holdings”) has the sole power to vote and dispose of the shares owned by FSEP International.  As general partner of FSEP IV, FS Capital Partners LLC (“FS Capital LLC”) has the sole power to vote and dispose of the shares owned by FSEP IV.  Messrs. Spogli and Rullman and Bradford M. Freeman, William M. Wardlaw, J. Frederick Simmons and John M. Roth are the sole directors, officers and shareholders of FSHI, FS International Holdings and Freeman Spogli & Co. Incorporated and such individuals, in addition to Mr. Ralph and Todd W. Halloran and Mark J. Doran, are the sole managing members of FS Capital LLC, and as such may be deemed to be the beneficial owners of the shares of the common stock and rights to acquire the common stock owned by FSEP III, FSEP International and FSEP IV.  The business address of Freeman Spogli & Co. Incorporated, FSEP III, FSEP IV, FS Capital, FSHI, FS Capital LLC, and its sole directors, officers, shareholders and managing members is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025 and the business address of FSEP International, FS&Co. International and FS International Holdings is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies.

(2)	The business address of these individuals is River Holding Corp., 599 Lexington Avenue, 18th Floor, New York, New York 10022

(3)	Represents shares held of record by the Brown Family Trust dated 4/21/98 (the “Brown Trust”), of which Mr. Brown and his wife, Ellen Ann Brown, are the trustees.
(4)	Includes 69,200 shares of common stock issuable upon conversion of 692 shares of Junior Preferred Stock.

Hudson Respiratory Care Inc.

          The following table sets forth certain information, as of March 14, 2003, with respect to the beneficial ownership of capital stock of the Company by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of Hudson RCI and (iv) all Named Executive Officers and directors of Hudson RCI as a group.

Name of Beneficial Owner	Shares of Common Stock	Percent of Class	Shares of Preferred Stock	Percent of Class	Shares of Junior Preferred Stock	Percent of Class

River Holding Corp.(1)	9,454,293	26.1%	470,307	100%	3,000	100%
Jon D. Ralph(1)
Charles P. Rullman(1)
Ronald P. Spogli(1)
FS Equity Partners IV, LP (2)	21,319,200	58.8%	—		—
Jon D. Ralph (2)
Charles P. Rullman (2)
Ronald P. Spogli (2)
Helen Hudson Lovaas (3)	3,630,800	10.0%	—		—
Sten Gibeck(4) (6)	175,000	*	—		—
Lougene Williams (6) (7)	228,500	*	—		—
Charles A. French (6) (8)	750,000	2.1%	—		—
Patrick G. Yount (6) (9)	230,000	*	—		—
Jeffrey D. Brown (6) (10)	227,500	*	—		—
Ola Magnusson (5) (11)	238,125	*	—		—
All Named Executive Officers and directors of the Company as a group (9 individuals)	36,253,418	100.0%	470,307	100%	3,000	100%

* Less than 1% of the outstanding shares of common stock.
(1)

Includes 300,000 shares issuable upon conversion of 3,000 shares of Junior Preferred Stock by Holding.  As beneficial owner of 86.5% of the common stock of Holding, Freeman Spogli has the power to vote and dispose of the shares held  by Holding.  1,441,251 shares, 58,749 shares and 6,364,648 shares of common stock of Holding is held of record by FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners International, L.P. (“FSEP International”) and FS Equity Partners IV, L.P. (“FSEP IV”), respectively.  As general partner of FS Capital Partners, L.P. (“FS Capital”), which is general partner of FSEP III, FS Holdings, Inc. (“FSHI”) has the sole power to vote and dispose of the shares owned by FSEP III.  As general partner of FS&Co. International, L.P. (“FS&Co. International”), which is the general partner of FSEP International, FS International Holdings Limited (“FS International Holdings”) has the sole power to vote and dispose of the shares owned by FSEP International.  As general partner of FSEP IV, FS Capital Partners LLC (“FS Capital LLC”) has the sole power to vote and dispose of the shares owned by FSEP IV.  Messrs. Spogli and Rullman and Bradford M. Freeman, William M. Wardlaw, J. Frederick Simmons and John M. Roth are the sole directors, officers and shareholders of FSHI, FS International Holdings and Freeman Spogli & Co. Incorporated and such individuals, in addition to Mr. Ralph and Todd W. Halloran and Mark J. Doran, are the sole managing members of FS Capital LLC, and as such may be deemed to be the beneficial owners of the shares of the common stock and rights to acquire the common stock owned by FSEP III, FSEP International and FSEP IV.  The business address of Freeman Spogli & Co. Incorporated, FSEP III, FSEP

IV, FS Capital, FSHI, FS Capital LLC, and its sole directors, officers, shareholders and managing members is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025 and the business address of FSEP International, FS&Co. International and FS International Holdings is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies.  Holding has pledged all shares of the Company’s capital stock held by it to secure its guarantee of the Company’s obligations under the New Credit Facility.

(2)

Includes 20,000,000 shares of common stock issuable upon exercise of a currently exercisable warrant.  Includes 1,319,200 shares of common stock issuable upon conversion of senior subordinated convertible promissory notes to affiliates.

(3)

Represents 1,073,560 shares held of record by the Helen Lovaas Separate Property Trust U/D/T dated 7/16/97 (“Trust No. 1”) and 426,440 shares held of record by the Helen Lovaas Trust No. 2 U/D/T dated as of January 10, 2000 (“Trust No. 2”).  As sole trustee of Trust No. 1, Mrs. Lovaas has the sole power to vote and dispose of the shares owned by Trust No. 1.  As co-trustee of Trust No. 2, Mrs. Lovaas has shared power to vote and dispose of the shares owned by Trust No. 2.  The address of each of Trust No. 1 and Trust No. 2 is c/o Hudson Respiratory Care Inc., 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589.  Additionally includes 2,000,000 shares of common stock issuable upon exercise of a currently exercisable warrant and 130,800 shares if common stock issuable upon conversion of a senior subordinated convertible promissory note.

(4)	Includes 100,000 shares of common stock issuable upon exercise of a currently exercisable warrant and 75,000 shares of common stock subject to an option exercisable within 60 days of March 14, 2003.
(5)	The business address of this individual is Hudson AB, Central Vagen 1, P.O. Box 711, SE-194 27, Uplands Vasby, Sweden.
(6)	The business address of these individuals is Hudson Respiratory Care Inc., 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589.
(7)

Includes 225,000 shares of common stock subject to an option exercisable within 60 days of March 14, 2003 and 3,500 shares of common stock issuable upon conversion of a senior subordinated convertible promissory note.

(8)	Includes 750,000 shares of common stock subject to an option exercisable within 60 days of March 14, 2003.
(9)

Includes 225,000 shares of common stock subject to an option exercisable within 60 days of March 14, 2003 and 5,000 shares of common stock issuable upon conversion of a senior subordinated convertible promissory note.

(10)

Includes 225,000 shares of common stock subject to an option exercisable within 60 days of March 14, 2003 and 2,500 shares of common stock issuable upon conversion of a senior subordinated convertible promissory note.

(11)

Includes 225,000 shares of common stock subject to an option exerciseable within 60 days of March 14, 2003 and 13,125 shares of common stock issuable upon conversion of a senior subordinated convertible promissory note.

Option Grants in the Last Fiscal Year

          The following table sets forth information concerning options granted by the Company to each of the named executive officers during the year ended December 31, 2002.  Holding has no other stock-based compensation plans.

					Value of Assumed Annual Rates of Stock Price Appreciation for Option Term
	OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date

					5% ($)	10% ($)

Charles A. French	1,000,000	28.2%	$1.00	4/8/06	$1,215,506	$1,464,100
Lougene Williams	300,000	8.5	1.00	4/8/06	364,652	439,230
Patrick Yount	300,000	8.5	1.00	4/8/06	364,652	439,230
Jeffrey Brown	300,000	8.5	1.00	4/8/06	364,652	439,230
Ola Magnusson	300,000	8.5	1.00	4/8/06	364,562	439,230

Equity Compensation Plan Information

          The following table provides information as of March 14, 2003 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.  All of the Company’s existing plans have been approved by the Company’s shareholders.

	A	B	C

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Stockholders	3,550,000	$1.00	1,450,000

Item 13.   Certain Relationships and Related Transactions.

Shareholders’ Agreement

          Helen Hudson Lovaas (The “Continuing Shareholder”) and Holding have entered into a Shareholders’ Agreement, as amended (the “Shareholders’ Agreement”).  The Shareholder Agreement provides that i) Holding and the Continuing Shareholder have the right to purchase their pro rata share of certain new issuances, ii) in consideration for the contribution of consideration received from Holding for certain issuances of the common stock of Holding, the Company will issue an equivalent shares of Company common stock to Holding, iii) in the event of a sale of Company stock by Holding or Freeman Spogli, the Continuing Shareholder is obligated to sell all or part of her shares at the request of Holding and the Continuing Shareholder has the right to participate in such sale on a pro rata basis, iv) the restriction on the transferability of the shares for a two year period following the recapitalization and provides for a right of first offer on the Continuing Shareholder’s common stock and v) in the event the Company participates in an IPO, the Company will exchange all of the Company’s existing common stock for newly issued common stock.

Issuance of Notes to Shareholders of the Company and Holding

          In connection with the acquisition of Hudson RCI AB during 1999, one of the Company’s subsidiaries borrowed $22.0 million under an unsecured 12% note payable to Holding’s majority stockholder, Freeman Spogli.  The Note is due August 1, 2006.  During 1999, the Company paid approximately $14.5 million in principal on the note.  In April 2001, the Company repaid an additional $6.0 million in principal on the note.  Proceeds from the repayment were then reinvested by Holding’s majority stockholder in new notes issued by the Company, as described below.

          In August 2001, the Company issued approximately $13.2 million of new unsecured senior subordinated convertible notes in exchange for $5.2 million in new cash and $8.0 million in existing short-term unsecured notes to Freeman Spogli.  The Company also issued an additional $1.8 million of unsecured senior subordinated convertible notes to existing shareholders and officers of the Company for cash.  The notes bear interest at 10% and are due in March 2005.  The interest may be paid or deferred to the due date at the option of the Company and the notes are convertible to common stock at the demand of the holder.  The notes are subordinated to borrowings under the Credit Facility and rank pari-passu with the Senior Subordinated Notes.

          In October 2002, HRC Holding issued an additional $2.1 million in senior unsecured notes payable to shareholders of the Company and Holding.  The notes bear interest at 12% annually with interest and principal due upon maturity at December 31, 2004.  A portion of the principal amount of such notes were exchanged by the shareholders for an equal principal amount of the senior unsecured notes of the Company held by Freeman Spogli.  In connection with the issuance of these notes in October 2002, the Company issued warrants to purchase 2.1 million shares of the Company’s common stock to the holders of the senior unsecured notes.

Item 14.   Controls and Procedures

          Within the past ninety days prior to the date of this report, Holding has completed an evaluation under the supervision and with the participation of Holding’s chief executive officer and chief financial officer of the effectiveness of Holding’s disclosure controls and procedures.  Based on this evaluation, Holding’s chief executive officer and chief financial officer concluded that, with the exception of the matters discussed below, with respect to the internal control weaknesses and ongoing implementation of corrective actions relating to Holding’s internal controls, Holding’s disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it relates to Holding and its subsidiaries.

          For the fiscal year ending December 31, 2000, Holding experienced significant disruptions from the implementation of a new enterprise resource planning (“ERP”) software platform.  This implementation created issues in the accounting for doubtful accounts receivables and the accrual against accounts receivable for rebates.  These items were resolved to the satisfaction of the auditors and the 2000 financial statements were issued with an unqualified opinion.  These issues affecting the audit of Holding’s financial statements for 2000 and Holding’s response to such issues including a description of corrective actions is presented by reference to the 8-K filed with the SEC dated January 25, 2002.

          Management also conducted its own review and evaluation of Holding’s internal control procedures and has substantially implemented the corrective actions that have been previously presented and approved by Holding’s audit committee. Management believes that such corrective actions provide the necessary internal controls and procedures to correct such.

          There have been no significant changes in Holding’s internal controls or other factors that could significantly affect the internal controls subsequent to the date Holding completed this evaluation, other than Holding’s continued progress towards completing the corrective actions referenced above.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 10-K

       (a)     Documents filed as part of this Report:

Page

(1)	Financial Statements
	Financial Statements are filed as part of this Form 10-K	F-1
(2)	Financial Statement Schedules
	Report of Independent Public Accountants	II-2
	Schedule II -- Valuation and Qualifying Accounts	II-2

All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

	2.1(1)	Agreement dated May 7, 1999 between Sten Gibeck, Hudson RCI and Holding.
	2.2(1)	Agreement dated May 7, 1999 between Euroventures Nordica I B.V., Hudson RCI and Holding.
	2.3(1)	Agreement dated May 7, 1999 between Forsakrings AB Skandia and Livforsakrings AB Skandia, Hudson RCI and Holding.
	2.4(1)	Agreement dated May 7, 1999 between Maud Gibeck, Hudson RCI and Holding.
	2.5(1)	Stock Subscription Agreement dated August 4, 1999 between Sten Gibeck, Holding, FSEP III, FSEP International and FSEP IV.
	2.6(2)	Asset Purchase Agreement dated September 18, 2000 between Hudson RCI and Tyco Healthcare Group L.P.
	2.7(3)	Amendment to Asset Purchase Agreement dated September 27, 2000 between Hudson RCI and Tyco Healthcare Group LP
	2.8(4)	Amendment No. 2 to Asset Purchase Agreement dated October 28, 2000 between Hudson RCI and Tyco healthcare Group LP
	3.1(5)	Amended and Restated Articles of Incorporation of Hudson RCI, as amended to date.
	3.2(5)	Bylaws of Hudson RCI.
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

4.3(9)

First Supplemental Indenture dated as of February 25, 2003 among Hudson RCI, Holding, IH Holding LLC, Industrias Hudson S.A. de C.V, Hudson Respiratory Care Tecate de R.L. De C.V. and the Bank of New York.

10.1(7)

Amended and Restated Credit Agreement dated as of May 14, 2002 among Hudson RCI, Holding, the lenders party thereto, and Deutsche Bank Trust Company Americas (“Deutsche Bank”), as administrative agent and collateral agent.

	10.2(7)	Form of Amended and Restated Security Agreement dated as of May 14, 2002 between Hudson RCI and Deutsche Bank.
	10.3(5)	Pledge Agreement dated as of April 7, 1998 (the “Pledge Agreement”) between Holding and Bankers Trust.

10.4(5)	Deed of Trust, Security Agreement, Fixture Filing and Assignment of Leases and Rents dated April 7, 1998 between Hudson RCI and Chicago Title Insurance Company fbo Bankers Trust.
10.5(5)	Holding Guarantee Agreement dated as of April 7, 1998 between Holding and Bankers Trust.
10.6(5)	Indemnity, Subrogation and Contribution Agreement dated as of April 7, 1998 among Hudson RCI, Holding and Bankers Trust.
10.7(5)

Shareholders Agreement dated April 7, 1998 among Holding, The Helen Hudson Lovaas Separate Property Trust U/D/T dated July 17, 1997 (the “Hudson Trust”), FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners International, L.P. (“FSEP International”), FS Equity Partners IV, L.P. (“FSEP IV”), and Hudson RCI.

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

10.18(7)	Letter agreement dated August 17, 2001 between Hudson RCI and Charles French.
10.19(7)	Form of Stock Option Plan
10.20(7)	Form of Stock Option Agreement.
10.21(7)	Receivables Purchase Agreement dated May 14, 2002 by and between Hudson RCI and HRC Holding.
10.22(8)	First Amendment to Pledge Agreement among Hudson RCI, Holding, each subsidiary pledgor of Hudson RCI and Collateral Agent, dated as of February 25, 2002.
10.23(8)	Subsidiary Guaranty by and among Guarantors of Hudson RCI and Collateral Agent, dated as of May 14, 2002.
10.24(8)	Supplement No. 1 to Subsidiary Guaranty for Industrias Hudson, S.A. de C.V.
10.25(8)	Supplement No. 2 to Subsidiary Guaranty for Hudson Respiratory Care Tecate S. De R.L. de C.V.
10.26(8)	Form of Stock Purchase Warrant, dated May 15, 2002, issued by Hudson RCI to FSEP IV.
10.27(9)	Receivables Purchase Agreement dated October 17, 2002 by and between Hudson RCI and HRC Holding.
10.28(9)	Stock Purchase Warrant, dated October 17, 2002 issued by Hudson RCI to the Hudson Trust.
10.29(9)	Stock Purchase Warrant dated October 17, 2002 issued by Hudson RCI to Sten Gibeck.
10.30(9)	Form of Senior Subordinated Promissory Note due December 31, 2004.
10.31(9)	Investment and Exchange Agreement dated October 17, 2002 among Hudson RCI, HRC Holding, FSEP IV, the Hudson Trust and Sten Gibeck.
10.32(9)	Amendment No. 1 to Investment and Exchange Agreement dated February 6, 2003 among Hudson RCI, HRC Holding, FSEP IV, the Hudson Trust and Sten Gibeck.
11.1(9)	Employment Agreement dated June 1, 2002 between Hudson RCI and Charles A. French.
11.2(9)	Employment Agreement dated June 1, 2002 between Hudson RCI and Jeffery D. Brown.
11.3(9)	Employment Agreement dated June 1, 2002 between Hudson RCI and Lougene Williams.
11.4(9)	Employment Agreement dated June 1, 2002 between Hudson RCI and Patrick G. Yount.
11.5(9)	Employment Agreement dated June 1, 2002 between Hudson RCI and Ola G. Magnusson.
13.1(9)	Hudson Respiratory Care Inc. Management Incentive Plan Summary.

	21.1(9)	Subsidiaries of Hudson RCI.
	24.1	Power of Attorney (included on the signature pages hereof).
	99.1	Certification of Chief Executive Officer.
	99.2	Certification of Chief Financial Officer.

	(1)	Incorporated by reference to the exhibit designated by the same number in the Form 8-K filed by the Company on August 6, 1999 (date of earliest event: July 22, 1999) (File No. 333-56097).
	(2)	Incorporated by reference to the exhibit designated by number 2.1 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28, 2000) (File No.: 333-56097).
	(3)	Incorporated by reference to the exhibit designated by number 2.2 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28, 2000) (File No.: 333-56097).
	(4)	Incorporated by reference to the exhibit designated by number 2.3 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28, 2000) (File No.: 333-56097).
	(5)	Incorporated by reference to the exhibit designated by the same number in the Form S-4 filed by the Company on June 5, 1998 (File No. 333-56097).
	(6)	Incorporated by reference to the exhibit designated by the same number in to the Form 10-K filed by the Company for the fiscal year ended December 25, 1998.
	(7)	Incorporated by reference to the exhibit designated by the same number in to the Form 10-K filed by the Company for the fiscal year ended December 31, 2001.
	(8)	Incorporated by reference to the exhibit designated by the same number in the Form 10-Q filed by the Company for the fiscal quarter ended June 30, 2002.
	(9)	Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Company for the fiscal year ended December 31, 2002.

(b)	Current Reports on Form 8-K.

None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVER HOLDING CORP.

Date: March 24, 2003	By:	/s/ PATRICK G. YOUNT

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

Signature	Title	Date

/s/ CHARLES A. FRENCH	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2003

Charles A. French

/s/ PATRICK G. YOUNT	Chief Financial Officer and Secretary (Principal Financial Officer)	March 24, 2003

Patrick G. Yount

/s/ HELEN HUDSON LOVAAS	Director	March 24, 2003

Helen Hudson Lovaas

/s/ RONALD P. SPOGLI	Director	March 24, 2003

Ronald P. Spogli

/s/ CHARLES P. RULLMAN	Director	March 24, 2003

Charles P. Rullman

/s/ JON D. RALPH	Director	March 24, 2003

Jon D. Ralph

/s/ STEN GIBECK	Director	March 24, 2003

Sten Gibeck

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities
Pursuant to Section 12 of the Act

        No annual report or proxy material has been sent to security holders.

CERTIFICATIONS

I, Charles French, certify that:

1. I have reviewed this annual report on Form 10-K of River Holding Corp.;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ CHARLES FRENCH

Charles French
Chief Executive Officer

CERTIFICATIONS

I, Patrick Yount, certify that:

1. I have reviewed this annual report on Form 10-K of River Holding Corp.;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.      The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ PATRICK YOUNT

Patrick Yount
Chief Financial Officer

RIVER HOLDING CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Report of Independent Auditors	F-2

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2002 and December 31, 2001	F-5

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2002 and December 31, 2001	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001	F-7

Notes to Consolidated Financial Statements	F-9

CONSOLIDATED STATEMENTS FOR THE PERIODS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 13, 1998

Report of Independent Public Accountants	F-33

Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000	F-34

Consolidated Statements of Operations and Comprehensive Loss for the Period From April 7, 1998 (Inception) to December 25, 1998 and for the years ended December 31, 1999 and December 31, 2000	F-35

Consolidated Statements of Stockholders’ Equity from April 7, 1998 (Inception) to December 25, 1998 and for the years ended December 31, 1999 and December 31, 2000	F-36

Consolidated Statements of Cash Flows for the Period from April 7, 1998 (Inception) to December 25, 1998 and for the years December 31, 1999 and December 31, 2000	F-37

Notes to Consolidated Financial Statements	F-39

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
   River Holding Corp:

     We have audited the accompanying consolidated balance sheets of River Holding Corp., (a Delaware Corporation) and subsidiaries as of December 31, 2002 and December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended.  Our audits also included the 2002 and 2001 financial statement schedules listed in Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedules of River Holding Corp. as of December 31, 2000 and for the year then ended, before the inclusion of the transitional disclosure discussed in Note 2 to the financial statements, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements and stated that such 2000 financial statement schedule, when considered in relation to the 2000 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated July 30, 2001.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such 2002 and 2001 financial statements present fairly, in all material respects, the financial position of River Holding Corp. and subsidiaries as of December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic 2002 and 2001 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed above, the consolidated financial statements of River Holding Corp. and subsidiaries as of December 31, 2000 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include certain transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangibles Assets, which was adopted by River Holding Corp. as of January 1, 2002. Our audit procedures with respect to the disclosure in Note 2 pertaining to 2000 included (i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense, net of related tax effects, recognized in those periods related to goodwill, which is no longer amortized as a result of initially applying Statement No. 142, to the River Holding Corp. underlying records obtained from management; (ii) agreeing the amounts of goodwill, to the River Holding Corp. underlying records obtained from management and (iii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss. In our opinion, the disclosure for 2000 in Note 2, as described above, is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of River Holding Corp. other than with respect to such disclosure and accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

     As discussed in Note 2 to the consolidated financial statements, River Holding Corp. changed its method of accounting for goodwill as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 14, 2003

RIVER HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS

(amounts in thousands)

	December 31, 2002	December 31, 2001

CURRENT ASSETS:
Cash	$6,425	$7,085
Accounts receivable, less allowance for doubtful accounts of $1,331 and $1,801 at December 31, 2002 and December 31, 2001, respectively	24,214	19,287
Inventories, net	22,624	25,218
Other current assets	1,459	1,265

Total current assets	54,722	52,855
PROPERTY, PLANT AND EQUIPMENT, net	45,769	53,613
OTHER ASSETS:
Goodwill, net	34,137	28,498
Deferred financing and other costs, net of accumulated amortization of $7,107 and $5,981 at December 31, 2002 and December 31, 2001, respectively	7,888	8,316
Other assets	987	823

Total other assets	43,012	37,637

Total assets	$143,503	$144,105

See notes to consolidated financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

	December 31, 2002	December 31, 2001

CURRENT LIABILITIES:
Notes payable to bank	$13,783	$20,680
Accounts payable	10,379	14,943
Accrued liabilities	22,302	17,520

Total current liabilities	46,464	53,143
NOTE PAYABLE TO AFFILIATE	39,317	17,217
NOTES PAYABLE TO BANK, net of current portion	55,792	73,250
SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000
OTHER NON-CURRENT LIABILITIES	1,961	1,187

Total liabilities	258,534	259,797
COMMITMENTS AND CONTINGENCIES (Note 7)
MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value; 1,200 shares authorized; 497 and 445 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively; liquidation preference --$49,735 and $44,474 respectively	49,189	43,847
Accrued preferred stock dividend, payable in kind	1,192	1,142

	50,381	44,989
STOCKHOLDERS’ EQUITY (DEFICIT):
Junior preferred stock, $0.01 par value; 10 shares authorized; 3 shares outstanding at December 31, 2002 and December 31, 2001, respectively	3,524	3,137
Common stock, $0.01 par value; 15,000 shares authorized; 9,144 issued and outstanding at December 31, 2002 and December 31, 2001	97,848	97,848
Additional paid in capital	881	—
Cumulative translation adjustment	2,740	(234)
Accumulated deficit	(270,405)	(261,432)

Total stockholders’ deficit	(165,412)	(160,681)

Total liabilities, mandatorily-redeemable preferred stock and stockholders’ deficit	$143,503	$144,105

See notes to consolidated financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands)

	Fiscal Year Ended

	December 31, 2002	December 31, 2001

NET SALES	$171,959	$158,068
COST OF SALES	104,762	111,270

Gross Profit	67,197	46,798
OPERATING EXPENSES:
Selling	20,370	20,337
Distribution	9,174	10,588
General and administrative	17,744	24,007
Amortization of goodwill	—	8,570
Impairment of goodwill	—	161,591
Impairment of fixed assets	—	4,712
Research and development	2,578	2,043
Provision for bad debts	845	2,826

	50,711	234,674

Income (loss) from operations	16,486	(187,876)
OTHER EXPENSES:
Interest expense	20,875	20,542
(Gain) loss on sale of assets	(2,945)	681
Other, net	(193)	882

	17,737	22,105

Loss before provision for income taxes	(1,251)	(209,981)
PROVISION FOR INCOME TAXES	1,897	12,252

Net loss	$(3,148)	$(222,233)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	2,974	453

Comprehensive loss	$(174)	$(221,780)

See notes to consolidated financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

					Other Comprehensive Loss-- Cumulative Translation Adjustment	Additional Paid-In Capital	Accumulated Deficit	Total

	Common Stock		Junior Preferred Stock

	Shares	Amount	Shares	Amount

BALANCE, December 31, 2000	9,134	$97,748			$(687)		$(34,134)	$62,927
Issuance of common stock	10	100						100
Issuance of junior preferred stock			3	$3,000				3,000
Pay-in-kind junior preferred stock dividends				137			(137)	—
Foreign currency translation gain					453			453
Issued or accrued pay-in-kind preferred stock dividends							(4,566)	(4,566)
Accretion of preferred stock issuance costs							(362)	(362)
Net loss							(222,233)	(222,233)

BALANCE, December 31, 2001	9,144	$97,848	3	$3,137	$(234)	—	$(261,432)	$(160,681)

Pay-in-kind junior preferred stock dividends				387			(387)	—
Foreign currency translation gain					2,974			2,974
Issued or accrued pay-in-kind preferred stock dividends							(5,315)	(5,315)
Accretion of preferred stock issuance costs							(123)	(123)
Issuance of warrants						881		881
Net loss							(3,148)	(3,148)

BALANCE, December 31, 2002	9,144	$97,848	3	$3,524	$2,740	$881	$(270,405)	$(165,412)

See notes to consolidated financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amount in thousands)

	Fiscal Year Ended

	December 31, 2002	December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,148)	$(222,233)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	11,621	14,483
Amortization of deferred financing costs and other	1,786	6,756
(Gain) loss on disposal of property and equipment	(2,945)	681
Change in deferred tax asset	—	11,279
Provision for bad debts	845	2,826
Impairment of goodwill	—	161,591
Impairment of fixed assets	—	4,712
Change in operating assets and liabilities:
Accounts receivable	(4,844)	6,916
Inventories	3,523	17,304
Other current assets	(398)	257
Other assets	96	503
Accounts payable	(5,165)	(4,614)
Accrued liabilities	4,498	3,793
Other non-current liabilities	392	1,310

Net cash provided by operating activities	6,261	5,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,546)	(9,029)
Proceeds from sales of property, plant and equipment	7,167	12

Net cash used in investing activities	(379)	(9,017)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable to bank	(30,877)	(21,209)
Proceeds from bank borrowings	3,750	20,136
Repayment of notes payable to affiliates	—	(8,000)
Payment of capital lease obligations	(41)	—
Proceeds from notes payable to affiliates	22,100	14,951
Net proceeds from sale of common, mandatorily-redeemable and junior preferred stock, net of transaction costs	—	3,100
Bank overdraft	—	(1,245)
Additions of deferred financing costs	(477)	(403)

Net cash (used in) provided by financing activities	(5,545)	7,330
Effect of exchange rate changes on cash	(997)	(322)

NET DECREASE IN CASH	(660)	3,555
CASH, beginning of period	7,085	3,530

CASH, end of period	$6,425	$7,085

See notes to consolidated financial statements

	Fiscal Year Ended

	December 31, 2002	December 31, 2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,503	$18,856

Income taxes (primarily foreign)	$2,582	$2,315

NON-CASH FINANCING ACTIVITIES:
Preferred dividends accrued or paid-in-kind	$5,702	$4,703

Capital lease obligations incurred for purchase of equipment	$47	$295

Issuance of warrants in connection with debt	$881	$––

See notes to consolidated financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        General

           River Holding Corp. (“Holding” or “River”), is a Delaware corporation founded to purchase and hold a majority interest in Hudson Respiratory Care Inc. (“Hudson” or the “Company”).  Hudson is a manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets.  Holding has no operations of its own, other than its investment in the Company.  Holding’s respiratory care and anesthesia product lines include such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing.  In the United States, Holding markets its products to a variety of health care providers, including hospitals and alternate site service providers, such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies.  Internationally, the Company sells its products to distributors that market to hospitals and other health care providers.  Holding’s products are sold to distributors and alternate site service providers throughout the United States and internationally.  Holding’s respiratory product operations are conducted from its primary facility in Temecula, California; facilities in Arlington Heights and Elk Grove, Illinois; Argyle, New York and facilities in Tecate and Ensenada, Mexico.

           Management Plans to Improve Financial Condition and Results of Operations

           The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, during the years ended December 31, 2002 and December 31, 2001, Holding incurred net losses of $3.1 million and $222.2 million, respectively.  Holding historically has had sufficient assets to continue operations despite the losses.

           Management believes that Holding’s continuation as a going concern is dependent upon the Company’s ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing as may be required and, ultimately to attain profitable operations.  As further discussed in Note 6, on May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement.  As part of this amendment, the Company issued $20.0 million in new senior term notes with warrants to Holding’s majority stockholder.

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

           Management believes that the results of its plans and the agreement reached and funding received on May 14, 2002 discussed above and operating results in line with current forecasts will enable Holding to meet its ongoing obligations on a timely basis and continue operations for at least the next twelve months.  If Holding does not generate sufficient cash flow from operations in line with its current forecasts, Holding would have to initiate measures to raise cash through additional debt or equity issuances, additional asset sales and/or curtail operations. Holding currently has no commitments for additional debt or equity financing and no assurance can be given as to whether or on what terms additional debt or equity investments could be obtained, if required.  Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investment would have a material adverse effect on Holding.

           Reporting Requirements

           Holding is privately owned and has no class of securities registered under the Securities Act of 1934 or any publicly traded equity securities.  Holding complies with Securities and Exchange Commission (“SEC”) filing requirements on a voluntary basis as required in the indenture for its senior subordinated notes.

2.        Summary of Significant Accounting Policies

           Fiscal Year-End

           Holding reports its operations on a calendar year basis, with the year ending on December 31.

           Principles of Consolidation

           The accompanying consolidated financial statements include the accounts of Holding and its majority-owned subsidiaries.  Intercompany account balances and transactions have been eliminated in consolidation. Holding and its majority-owned subsidiaries are collectively referred to herein as River or Holding.  Hudson and its wholly owned subsidiaries are collectively referred to herein as Hudson or the Company.

           Minority Interest

           Holding owns approximately 85% of Hudson, while an unrelated shareholder owns the remaining 15%.  Because the stockholders’ deficit attributable to the minority interest exceeds their investment, the entire minority interest is allocated to the majority interest.

           Accounts Receivable

           Accounts receivable are stated net of allowances for doubtful accounts of approximately $1.3 million and $1.8 million at December 31, 2002 and December 31, 2001, respectively, for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.  Management performs periodic analyses to evaluate the net realizable value of accounts receivable.  Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions.

           Inventories

           Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market and consisted of the following (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Raw materials	5,266	$7,377
Work-in-process	4,983	5,392
Finished goods	13,926	14,481

	24,175	27,250
Provision for obsolescence	(1,551)	(2,032)

	$22,624	$25,218

           Raw materials principally consist of bulk resins. Work-in-process and finished goods include raw materials, labor and overhead costs.  Certain finished goods are purchased for resale and are not manufactured.  Holding considers deterioration, obsolescence and historical trends in evaluating net realizable value of inventory.

           Internal Software Development Costs

           Holding capitalizes costs incurred to develop internal-use computer software in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Such costs are amortized on a straight-line basis over the economic useful lives of the software, which range from three to five years.  Holding applies the provisions of SOP 98-1 in assessing any potential impairment of its capitalized software costs.

           Property, Plant and Equipment

           Property is stated at cost.  Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or term of the related lease, if shorter.  Estimated useful lives range from 3 to 7 years for furniture and fixtures; 5 to 7 years for machinery, equipment and purchased software; and 31.5 years for buildings. Total depreciation expense related to property, including depreciation for heaters, was $11,621,000 and $10,993,000 for the years ended December 31, 2002 and December 31, 2001, respectively.

           Holding places heaters at customer locations typically on a no-charge lease basis.  The heaters support the sale of disposable products used in conjunction with the heaters and are depreciated over a 5-year life.  The net book value of heaters was $6.9 million and $6.0 million as of December 31, 2002 and December 31, 2001, respectively.

           In October 2001, Holding sold two ten-acre parcels of land and associated buildings, resulting in a gain of approximately $2.9 million.  Holding is currently leasing back one of the buildings under a short-term lease that expires in October 2003 and Holding recognized the entire gain at the time of sale.

           Holding reviews property for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset.  Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to fair value based on the net present value of the expected future cash flows, and an impairment loss will be recognized.

           Goodwill and Other Intangible Assets

           Holding adopted SFAS 142 “Goodwill and Other Intangible Assets”, as of January 1, 2002 and discontinued amortization of goodwill and other intangible assets except those with finite lives.  Prior to January 1, 2002, goodwill and other intangible assets were amortized under a straight-line method over the estimated useful lives.  Amortization expense related to goodwill and other intangibles was approximately $0 and $8,570.000 for the years ended December 31, 2002 and December 31, 2001, respectively.  Prior to January 1, 2002, goodwill and other intangible assets were amortized under a straight-line method over the estimated useful lives.  The following table presents the effects on previously reported net loss if Holding had adopted the non-amortization provisions of SFAS No. 142 as of the beginning of each periods.

	For the Year Ended December 31,

	2002		2001	2000

Reported net loss		$(3,148)	$(222,233)	(16,537)
Add back: goodwill amortization	$
—
			$8,570	8,400

Adjusted net loss		$(3,148)	$(213,663)	(8,137)

           Holding periodically reviews the recoverability of the carrying value of goodwill, intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of these assets is determined by analysis of the assets’ fair value by comparing the forecasted future undiscounted net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. Holding completed its annual impairment test of goodwill as of December 31, 2002, which indicates no impairment of existing goodwill.  In the fourth quarter of 2001, as a result of significant losses from operations, Holding reassessed future cash flows and operating results and recorded a goodwill impairment charge of approximately $161,591,000.  The change in the goodwill amount for fiscal year 2002 was solely attributable to changes in foreign exchange rates.

           Revenue Recognition

           Holding recognizes revenue net of reserves when product is shipped and title passes to the customer, as the earnings process is substantially complete at that time. Holding establishes reserves for sales returns for shipping errors and damaged goods, rebates and other allowances based on historical experience.  Holding sells its products to its distributors without right of return based on a listed price.  Distributors charge the service providers, or the distributor’s end customers, a contract price (which is determined by their group purchasing organization affiliation or individual contract price) plus a service margin.  As is customary within the industry, Holding rebates the difference between the list price and the specific contract price to the distributor.  Holding records revenue and receivables net of rebatable amounts based on historical experience. In the event no rebate is payable, the rebate amount is reversed and recognized as revenue.

           Income Taxes

           Holding applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated for recoverability and a valuation allowance is established to appropriately reduce such assets to that amount which will more likely than not be realized.

           Foreign Currency Translation

           Holding uses the local currency of its foreign operating subsidiaries as the functional currency for such subsidiaries.  Accordingly, all assets and liabilities at Holding’s subsidiaries located outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date.  Income and expense items are translated at the weighted-average exchange rate prevailing during the period.  The resulting translation gains and losses are recorded as other comprehensive income (loss) in stockholders’ deficit in the accompanying consolidated financial statements.

           Concentration of Credit Risk

           Holding sells its products primarily to customers in the United States and Europe.  Historically, Holding has not experienced significant losses related to trade receivables from concentrations of individual customers or from groups of customers in any geographic area.  Holding has three customers that collectively accounted for 39.3% and 30.5% of 2002 and 2001 net sales, respectively and 31.8% and 35.6% of net receivables at December 31, 2002 and December 31, 2001, respectively.  To the extent Holding loses one of its significant customers, the impact on Holding could be material.

           Financial instruments that potentially subject Holding to significant concentrations of credit risk consist principally of cash and accounts receivable.  Holding places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution.

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

           Stock-Based Compensation

           SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) issued by the Financial Accounting Standards Board (“FASB”) encourages, but does not require companies to record compensation expense for stock-based compensation at fair value.  Holding has chosen to account for stock-based compensation using the intrinsic method prescribed in Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the determined market price of Holding’s stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 9).

           New Accounting Pronouncements

           In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”).  This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.  Any acquisitions made by Holding after June 2001 will be recorded in accordance with SFAS 141.

           Effective January 1, 2002 Holding adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Goodwill is no longer amortized and is assessed at least annually for impairment using a fair value methodology.  Holding stopped amortizing goodwill, effective January 1, 2002, and as a result, no charges for goodwill amortization are included in the 2002 financial statements. Holding completed its annual impairment test of goodwill as of December 31, 2002, which indicates no impairment of existing goodwill.  Holding operates in two reporting units; North American operations (known as the guarantor) and international operations (known as the non-guarantor). These two reporting units are identical to the operating segments described in Note 10.

           Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes disposal costs by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized disposal cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement.  SFAS 143 is effective January 1, 2003.  Holding does not expect the adoption of SFAS 143 to have a material impact on Holding’s financial statements.

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

           In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”).  SFAS 145 updates and clarifies existing accounting pronouncements related to gains and losses from extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions.  Holding will adopt the provisions of SFAS 145 as of January 1, 2003.  The adoption of this statement is not expected to have a material impact on Holding’s consolidated financial statements.

           In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Holding will apply the provisions of SFAS 146 for exit to all disposal activities that are initiated after December 31, 2002.

           In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This interpretation also incorporated, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.  Holding will apply the guidance provided in FIN 45 for any guarantees issued after December 31, 2002 and has adopted disclosure requirements for the current reporting period.

           In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”), an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  SFAS 148 amends SFAS 123 to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures for both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results.  The annual disclosure requirements of SFAS 148 are included in Note 9 and the interim transition reporting requirements of SFAS 148 are effective for Holding’s fiscal year 2003.  Holding does not expect SFAS 148 to have a material impact on its consolidated results of operations or financial position.

           In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51.  FIN 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity’s activities or the company receives a majority of the entity’s residual returns.  FIN 46 also requires certain disclosure about variable interest entities in which the company has a significant interest, regardless of whether consolidation is required.  Holding will adopt the provisions of FIN 46 as of January 1, 2003, while the disclosure provisions will become effective for the interim period ending March 31, 2003.  The adoption of this interpretation is not expected to have a material effect on Holding’s consolidated financial statements.

           Reclassifications

           Certain 2001 amounts have been reclassed for consistency with 2002 reporting.

3.        Detail of Selected Balance Sheet Accounts

           Property, Plant and Equipment

           The following is a summary of property, plant and equipment (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Land	$2,323	$4,007
Buildings	6,800	11,964
Leasehold improvements	1,905	823
Machinery, equipment and purchased software	67,036	62,367
Furniture and fixtures	1,640	1,938

	79,704	81,099
Less — Accumulated depreciation and amortization	(35,865)	(28,199)

	43,839	52,900
Construction in process	1,930	713

Property and equipment, net	$45,769	$53,613

           Goodwill

           The following is a summary of the components of goodwill and accumulated amortization (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Goodwill	$34,137	$37,354
Less — Accumulated amortization	—	(8,856)

	$34,137	$28,498

           The change in goodwill and amortization for the year ended December 31, 2002 is entirely due to foreign currency exchange differences.

Accrued Liabilities

           Accrued liabilities consisted of the following (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Payroll and related	$5,917	$5,090
Interest	7,153	4,260
Closure of manufacturing facility	1,829	694
Vacation	1,642	1,905
Taxes	423	1,630
Pension	1,120	1,077
Medical self-insurance	1,160	876
GPO fees	1,473	821
Closure of distribution facility	—	738
Insurance	316	—
Freight	579	—
Other	690	429

	$22,302	$17,520

4.        Mandatorily-Redeemable Preferred Stock

           In connection with a recapitalization of the Company in April 1998, Holding issued 300,000 shares of mandatorily-redeemable 11-1/2% senior exchangeable pay-in-kind (“PIK”) preferred stock due 2010. Net proceeds from the issuance were $29.0 million.  The preferred stock is exchangeable for subsequent offerings of Company preferred stock or subordinated notes.  Dividends are payable semi-annually in arrears on April 15 and October 15 each year. Dividends will be payable in cash, as amended, except on dividend payment dates occurring on or prior to April 15, 2004, for which Holding has the option to issue additional shares of preferred stock (excluding fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. The stock is mandatorily redeemable as of 2010 at the then effective liquidation preference.  Accordingly, Holding is accreting the original issuance costs of $1,000,000 over a 10-year period to PIK preferred stock to current redemption value on the consolidated financial statements through a charge to accumulated deficit.  As of December 31, 2002 and December 31, 2001, Holding had accreted to PIK preferred stock $450,000 and $373,000, respectively, of the issuance costs.  The preferred stock ranks junior in right of payment to all obligations of Holding and its subsidiaries.

5.        Junior Preferred Stock

           In August 2001, Holding issued 3,000 shares of 12% Junior Convertible Cumulative Preferred Stock (the “Holding Junior Preferred Stock”) to existing shareholders of Holding for cash consideration of $3,000,000.  Each share of the Holding Junior Preferred Stock may be redeemed from time to time, in whole or in part, at the option of Holding at the redemption price of 100% of the Liquidation Preference of the Junior Preferred Stock or $1,000 per share plus accumulated and unpaid dividends that would be payable on such shares of Junior Preferred Stock.  Each share of Holding Junior Convertible Cumulative Preferred Stock is convertible, without any additional consideration by the holder thereof and at the option of the holder thereof, at any time after the date of issuance of such shares into such number of fully paid and nonassessable shares of Company common stock as determined by dividing $1,000 by the conversion price in effect at the time of conversion.  In addition, each holder of Holding Junior Preferred Stock shall also receive in respect of each share converted all accrued and unpaid dividends on such shares payable at the election of the holder, either (i) in a number of shares of Common Stock obtained by dividing the amount of accrued and unpaid dividends on each share of Holding Junior Preferred Stock by the conversion price in effect at the time of the conversion or (ii) in cash in the amount of such accrued and unpaid dividends on such share of Holding Junior Preferred Stock.  The initial conversion price at which the shares of common stock shall be deliverable upon conversion shall be $10.00 per share and shall be subject to adjustments for stock splits, stock or other dividends, combinations of stocks, mergers and reorganizations

6.        Long-Term Debt Obligations

           Holding’s long-term debt obligations consist of the following (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Borrowings under acquisition facility	$40,000	$40,000
Borrowings under revolving credit facility	$9,300	$15,000
Term loan payable to domestic banks	6,250	10,000
Term loan payable to domestic banks to be exchanged for notes payable to affiliates	––	12,000
Term and revolving loan payable to Swedish bank	14,025	16,930
Senior subordinated notes	115,000	115,000
Note payable to affiliate	39,317	17,217

	223,892	226,147
Less—current portion	(13,783)	(20,680)

Long-term debt	$210,109	$205,467

           Credit Facility

           The Credit Facility consists of a $55.0 million Revolving Loan Facility and a $40.0 million Term Loan Facility and matures, as amended, on June 30, 2004.  The Revolving Loan Facility permits borrowings of up to $40.0 million (all of which has been borrowed and is outstanding) which may be used for permitted acquisitions (the “Acquisition Facility”) and up to $15 million (of which $9.3 million is outstanding and $4.4 million is available for borrowing) (the “Working Capital” portion), which may be used for general corporate purposes (other than acquisitions).  The Revolving Loan Facility has a letter of credit sublimit of $7.5 million, of which $1.3 million is currently utilized. The Term Loan Facility requires principal installments totaling $6.3 million in 2003.  The Acquisition Facility requires principal installments totaling $3.0 million in 2003 and $37.0 million in 2004.  The Revolving Loan Facility matures on June 30, 2004.

           On May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement.  Under the terms of the amendment to the Credit Facility, the lenders and the Company agreed to (i) waive all existing events of default; (ii) extend the final maturity of the Credit Facility to June 30, 2004; (iii) amend existing amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend future financial covenants.  As a result of the amendment, as of December 31, 2002, the Company is in compliance with the amended terms and provisions of the Credit Facility.  In conjunction with the amendment, the Company and its subsidiary HRC Holding Inc. (“HRC”) issued an aggregate of $20 million in new senior term notes with warrants to Holding’s majority stockholder, $12.0 million of which was exchanged for bank term loans previously acquired.  The notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004. The remaining $8.0 million in proceeds from the senior notes were used to pay interest due under the Subordinated Notes, fund expenses associated with the amendment and provide funds for ongoing working capital purposes.

           The interest rate under the Credit Facility is based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined) plus a margin during the period and for the applicable type of loan as follows:

	Margin

Period and Loan Type	Base Rate	Eurodollar

Through June 2002
Term and Working Capital	3.00%	4.00%
Acquisition	3.25%	4.25%
July 2002 through March 2003
Term and Working Capital	3.50%	4.50%
Acquisition	3.75%	4.75%
Thereafter
Term and Working Capital	4.00%	5.00%
Acquisition	4.25%	5.25%

           For periods after June 2002, the margins set forth above are subject to pricing reductions depending on the Company’s then existing leverage ratio.

           The following summarizes interest rate data on the Credit Facility:

	As of

	December 31, 2002	December 31, 2001

Revolving credit facility rate	5.938%	6.511%
Term and acquisition loan facility rate	5.938% to 6.625%	5.938%

           Borrowings under the Credit Facility are required to be prepaid from Excess Cash Flow (as defined in the Credit Agreement).

           The Credit Facility is secured by a first priority lien on substantially all of the properties and assets of the Company and the guarantors now owned or acquired later, including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company of its existing and future subsidiaries.  The Credit Facility is guaranteed jointly and severally by Holding and certain of the Holding’s subsidiaries.

           The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company’s subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates.  The Company is also required to comply with financial covenants with respect to (a) limits on annual aggregate capital expenditures (as defined) and (b) a minimum EBITDA test.

           Total borrowings as of December 31, 2002 were $9.3 million and $40.0 million under the Revolving Loan Facility and Acquisition Facility, respectively, and $6.3 million under the Term Loan Facility.  As of December 31, 2002, $4.4 million was available for borrowing under the Revolving Credit Facility and none is available for borrowing under the acquisition facility.  No additional borrowing is available under the Term Loan Facility.  As of December 31, 2002 and December 31, 2001 the fair value of the Term Loan facility and Revolving Credit facility approximated the face value.

           Bank Notes Payable

           On March 21, 2001, the Holding’s primary European subsidiary, Hudson RCI AB, replaced its existing lending agreement denominated in Swedish krona with a new loan that allows for borrowings (the “Hudson AB Bank Notes”) of up to approximately $17.0 million.  The principal is amortized over 18 equal quarterly payments commencing June 30, 2001 with a final maturity of September 30, 2005.  Interest is based on the STIBOR rate (3.81% as of December 31, 2002) plus 1.25% to 1.85%, based on the outstanding balance of the loan.  The loan is guaranteed jointly and severally by Hudson Euro SárL, a wholly-owned subsidiary of the Company and 100% owner of Hudson RCI AB and subsidiaries, Hudson RCI UK Ltd. and Hudson France S.A.S. The loan contains certain affirmative and restrictive provisions including, but not limited to, restrictions on additional indebtedness and compliance with certain financial covenants.  The loan also restricts Hudson RCI AB’s ability to dividend to its parent companies.  As of December 31, 2001, Hudson RCI AB was not in compliance with the terms and conditions of the Hudson RCI AB Bank Notes.

           In September 2002, Hudson RCI AB, reached an agreement with its lenders to amend the credit agreement and waive all non-compliance.  As a part of the agreement, (i) Hudson RCI AB agreed to pay down $1.0 million in principal on the term loan facility and (ii) certain financial covenants were amended.  As of December 31, 2002, Hudson RCI AB was in compliance with all terms and conditions of the Hudson RCI AB Bank Notes.

           At December 31, 2002 and December 31, 2001, borrowings under the Hudson AB Bank Notes equaled $14.0 million and $16.9 million, respectively.

           The interest rate on the Bank Notes Payable as of December 31, 2002 and December 31, 2001 was 6.66% and 5.74%, respectively.

           The following summarizes future principal amounts payable on all of Holding’s debt as of December 31, 2002 (amounts in thousands):

2003	13,783
2004	72,933
2005	17,217
2006	2,266
2007	—
Thereafter	117,693

$223,892

           Senior Subordinated Notes

           The Company has $115.0 million of senior subordinated notes (the “Notes”). The Notes are fully transferable and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, as defined, of the Company.  The Notes bear interest at a rate equal to 9-1/8% per annum from the date of issuance of the Notes. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes mature on April 15, 2008 and will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003 at a redemption price of 100.0% to 104.6% of face value depending on the date of the redemption.  The Notes are guaranteed jointly and severally by Hudson Respiratory Care Inc. and its Mexican subsidiaries.

           The fair value of the Company’s senior subordinated notes at December 31, 2002 and December 31, 2001 was approximately $61.0 and $77.1 million, respectively. The fair value is estimated based on the quoted market prices for issues listed on exchanges and is not intended to, and does not, represent the underlying fair value of the Company.

           Notes Payable to Affiliates

           As of December 31, 2002, the Company and HRC had an aggregate of $39.3 million in notes payable to Holding’s majority shareholder, current shareholders of the Company and certain members of management.  The following table summarizes these notes (amounts in thousands):

Issue Date	Maturity Date	Interest Rate	Note Amount	Warrants Issued In Connection With Note (shares)

April 2001	March 2005	10.0%	$6,451
August 2001	March 2005	10.0	8,500	—
May 2002	December 2004	12.0	12,000	12,000

Issued by Hudson			26,951	12,000

July 1999	August 2006	12.0	2,266	—
May 2002	December 2004	12.0	8,000	8,000
December 2002	December 2004	12.0	2,100	2,100

Issued by HRC			12,366	10,100

Total			$39,317	22,100

           All warrants, including those issued in connection with HRC notes, are for the common stock of Hudson.  The notes issued in April and August of 2001 have a conversion provision that allows the holder, at their demand, to exchange the notes for Company common stock at $10.00 per share.

           The Notes issued by the Hudson and HRC are unsecured and rank pari-passu to the Senior Subordinated Notes.

           As of December 31, 2002 the fair value of the notes to affiliate approximates their face value.

7.        Commitments and Contingencies

           Holding has capital and operating leases for certain facilities, automobiles and office equipment under non-cancelable leases, with the majority of the automobile leases having a term of one year with annual renewal provisions.  Rental expense for the years ended December 31, 2002 and December 31, 2001 amounted to $3,113,000 and  $4,657,000, respectively.

           The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2002 (amounts in thousands).  Capital lease amounts are included in the non-current liabilities line item on the accompanying consolidated balance sheet:

	Capital Leases	Operating Leases

Year ending December 31,
2003	$71	$3,281
2004	71	2,896
2005	71	2,322
2006	12	1,348
2007	10	1,122
Thereafter	—	2,391

Total minimum lease payments	235	$13,360

Less amount representing interest	48

Total present value of minimum payment	187
Less current portion of such obligations	51

Long-term obligations with interest rate of 11.0%	$136

           Assets recorded under capital leases as of December 31, 2002 and December 31, 2001 are as follows (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Machinery and equipment	$267	$297
Less accumulated depreciation	(64)	(31)

Net property, plant and equipment	$203	$266

           Self-Insurance

           Holding self-insures the majority of its medical benefit programs. Reserves for medical claim losses (including retiree benefits) totaling approximately $1,160,000 and $876,000 at December 31, 2002 and December 31, 2001, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying consolidated balance sheet. Holding maintains excess coverage on an aggregate claim basis.  Effective November 1, 2001, Holding became self-insured for workers’ compensation.  Reserves for workers’ compensation claim losses totaling approximately $353,000 and $350,000 at December 31, 2002 and December 31, 2001, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying consolidated balance sheet.

           Legal

           Holding is not party to any material lawsuits or other proceedings. While the results of Holding’s other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities arising from settlement or loss, if any, will have a material adverse effect on the financial position or results of operations of Holding.

           Accrued Severance Costs

           In 2001, the decision was made to close the Argyle manufacturing facility and relocate that facility’s operations to Tecate, Mexico by April 2003.  As of December 31, 2002, 147 employees had been notified that their positions would be eliminated with an estimated severance cost of $2,160,360.  The following summarizes the activity of accrued severance costs (amounts in thousands, except for employees) as of and for the two year period ended December 31, 2002:

	Employees Affected	Accrued Severance

As of December 31, 2000	—	$—
Position eliminations announced	83	694
Positions eliminated and severance paid	—	—

Balance remaining at December 31, 2001	83	694
Position eliminations announced	64	1,466
Positions eliminated and severance paid	(46)	(331)

Balance remaining at December 31, 2002	101	$1,829

           Guarantees

           Holding self-insures the majority of its medical benefit programs whereby Holding directly assumes the liability for employee medical and dental claims presented, subject to per-claim and aggregate maximums. A third-party administrator processes all employee medical claims and requires Holding to collateralize a portion of its potential payment liability through the use of standby letters of credit.  The standby letters of credit are issued for one-year periods with automatic annual extensions until such time the third-party administrator determines all outstanding claims for the policy period have been paid. As of December 31, 2002, Holding had issued two such standby letters of credit totaling approximately $1,200,000.

           Additionally, Holding has issued a standby letter of credit totaling $135,000 in support of an operating lease obligation.  The letter of credit expires on September 24, 2004.

           The Company’s wholly owned Mexican subsidiaries and their parent, IH Holdings, LLC, a United States based holding company are guarantors of The Company’s Credit Facility and Senior Subordinated Notes.  Under such guarantees, the subsidiaries would also be liable for the entire amount outstanding under the Credit Facility and Subordinated Notes Payable. As of December 31, 2002, amounts outstanding under these facilities totaled $170.6 million

           Holding currently guarantees the facility lease for one of its wholly owned Mexican subsidiaries. Under this guaranty, Holding is liable for lease payments extending through March 31, 2005 with minimum lease payments totaling $945,000.

           Additionally, during its normal course of business, Holding has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include, (i) intellectual property indemnities to Holding's customers and licensees in connection with the use, sales and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of Holding, (iv) indemnities involving the accuracy if representations and warranties in certain contracts and (v) indemnities to directors and officers of Holding to the maximum extent permitted under the laws of the State of California. In addition, Holding has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments Holding could be obligated to make. Holding has not recorded any liability for these indemnities, commitments and other guarantees in the accompanying consolidated balance sheets.

8.        Income Taxes

           The components of the deferred tax asset are (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Goodwill	$59,031	$64,103
Net operating loss carryforwards	47,171	32,921
Fixed assets	(717)	(5,468)
Other	979	3,988

	106,464	95,544
Valuation allowance	(106,464)	(95,544)

	$––	$––

           As of December 31, 2002 and December 31, 2001, Holding had net deferred tax assets before any valuation allowance of $106.4 million and $95.5 million, respectively.  This asset relates primarily to basis differences in goodwill and net operating loss carryforwards for tax purposes.  As of December 31, 2002, Holding had federal and state net operating loss carryforwards of approximately $108.0 million and $89.0 million, which begin to expire in 2018 and 2003, respectively.

           Under SFAS No. 109, “Accounting for Income Taxes,” Holding is required to place a valuation allowance against any deferred tax assets unless it is more likely than not that the asset will be realized.  In accordance with this standard, Holding has placed a valuation allowance against its deferred tax assets of approximately $106.4 million as of December 31, 2002.

           The reconciliation of the actual tax expense to tax computed at the statutory federal (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Income taxes at statutory rate	$(426)	$(71,394)
Other	31	1,310
Foreign taxes	(484)	4,478
Increase in valuation allowance	2,776	74,224
State income taxes net of federal effect	—	3,634

	$1,897	$12,252

           The provision for income taxes for the years ended December 31, 2002 and December 31, 2001 consists of the following (amounts in thousands):

	Fiscal Year 2002

	United States	Foreign	Total

Current	$—	$1,387	$1,387
Deferred	235	275	510

	$235	$1,662	$1,897

	Fiscal Year 2001

	United States	Foreign	Total

Current	$—	$959	$959
Deferred	68,895	—	68,895

	$68,895	$959	$69,854

9.        Deferred Compensation and Benefit Plans

           Pension and 401(k) Plans

           The Company has a defined-contribution pension plan covering substantially all its employees who are 21 years of age with two or more years of service.  The Company contributes an amount equal to 6% of employees’ basic compensation.  Contribution expense relating to this plan totaled approximately $943,000 for the fiscal year ended December 31, 2001.  In 2002, the plan was frozen and replaced with a new plan that covers substantially all of its employees who are 18 years of age with two or more years of service.  No contributions will be made to the old plan after December 31, 2001.  Company contributions to the new plan will be made at the Company’s discretion.  As of December 31, 2002, the Company had provided $1,034,000 for future contributions relating to the new plan.

           During 2001, the Company determined that the pension plan for 1999 and 2000 was not fully funded.  Accordingly, the Company paid $331,725 in associated penalties and fully funded the plan through 2000.

           The Company has a 401(k) plan covering substantially all of its employees who are 21 years of age with 30 days of service.  Participants may contribute up to 10% of their base compensation to this plan, subject to certain Internal Revenue Code (IRC) limitations, each year.  The plan does not require matching contributions from the Company and to date, none have been made.

           Deferred Compensation

           Effective December 1, 1994, the Company established a deferred compensation plan for certain key employees. As of December 31, 2002 no material amount of compensation has been deferred.

           Management Bonus Plans

           In 2002 and 2001, the Company offered a management bonus plan for its executives and senior management.  The plan is based on attainment of financial goals as well as individual performance objectives. The financial objectives were based on attainment of minimum EBITDA levels, and provided for bonus amounts to increase as EBITDA increases.  The Company periodically offers additional incentive compensation to individuals who demonstrate superior performance.  The Company has put a similar plan into place for 2003.

           Stock Subscription Plans

           In April 1998, Holding adopted an Employee Stock Subscription Plan and an Executive Stock Subscription Plan (collectively, the “Stock Subscription Plans”) pursuant to which executives of Holding purchased 800,000 shares of common stock of Holding valued at $10.00 per share.  The Stock Subscription Plans provide for a repurchase option in favor of Holding upon termination of employment at stated repurchase prices.  In addition, the Stock Subscription Plans provide for restrictions on the transferability of shares prior to the fifth anniversary of the recapitalization or Hudson RCI’s initial public offering.  The shares are also subject to a right of first refusal in favor of Holding, as well as obligations to sell at the request of Freeman Spogli and co-sale rights if Freeman Spogli sells its shares to a third party.  No additional shares of Holding common stock were sold under the Stock Subscription Plans in fiscal 2002 or 2001.

           Shareholder Agreement

           Helen Hudson Lovaas (The “Continuing Shareholder”) and Holding have entered into a Shareholders’ Agreement, as amended (the “Shareholders’ Agreement”).  The Shareholder Agreement provides that i) Holding and the Continuing Shareholder have the right to purchase their pro rata share of certain new issuances, ii) in consideration for the contribution of consideration received from Holding for certain issuances of the common stock of Holding, Holding will issue equivalent shares of Company common stock to Holding, iii) in the event of a sale of Company stock by Holding or Freeman Spogli, the Continuing Shareholder is obligated to sell all or part of her shares at the request of Holding and the Continuing Shareholder has the right to participate in such sale on a pro rata basis, iv) the restriction on the transferability of the shares for a two year period following the recapitalization and provides for a right of first offer on the Continuing Shareholder’s common stock and v) in the event Holding participates in an IPO, Holding will exchange all of Holding’s existing common stock for newly issued common stock.

           2001 Non-Qualified Stock Option Plan

           In 2001, the Board of Directors of the Company approved adoption of a Stock Option plan for eligible employees, officers and consultants of the Company.  The plan allows for the issuance of up to 5,000,000 of Company common stock in the form of unqualified or incentive stock options.  The Board of Directors of the Company shall determine the exercise price, which shall not be less than 100% and 85% of fair market value of the underlying stock for incentive and non-statutory options, respectively on the date of grant.  The option term and vesting period shall also be determined by the Company’s Board of Directors on the date of grant.  A summary of the stock option transactions is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Options outstanding at December 31, 2001	—	$—
Options issued	3,550,000	1.00
Options cancelled	(50,000)	1.00
Options exercised	—	—

Options outstanding at December 31, 2002	3,500,000	$1.00

Options exercisable at December 31, 2002	2,625,000	$1.00

Weighted average remaining life (years)	3.25

           Holding adopted the disclosure requirements of SFAS 123, but elected to measure compensation expense in accordance with APB 25.  Accordingly, no compensation expense for stock options granted has been recognized.  The following table discloses the effect on net income if compensation expense had been determined based on the estimated fair value of the options granted in fiscal year 2002 consistent with the methodology of SFAS 123 (amounts in thousands):

	Year Ended December 31,

	2002	2001

Net income, as reported	$(3,148)	$(222,233)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	40	––

Pro forma net income	$(3,188)	$(222,233)

           The fair value of these options was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: 5-year risk-free interest rate of 2.83%; no dividend yield; an average volatility factor of 50.0%; and weighted average expected lives of 4 years.

           Retiree Medical Benefits

           Six retirees were provided continued medical benefits under the Company’s existing medical benefits program.  Based on the estimated obligations, a reserve of $325,000 was recorded as of December 31, 2002.  As of January 1, 2003, the plan was frozen and no future retirees will participate in the plan.

10.      Geographic, Segment and Major Customer Information

           Holding sells respiratory care products to distributors and medical facilities throughout the United States and internationally. During 2002 and 2001, Holding had foreign sales of approximately $46,766,000 and $40,772,000, respectively.  This represented approximately 27.2% and 25.8% of total sales in 2002 and 2001, respectively.

           Operating results of Holding’s various product lines have been aggregated because of their common characteristics and their reliance on shared operating functions. Within the consumer products industry, Holding operates primarily in the U.S. (referred to herein as “domestic”) and in Europe.

           Holding’s percentage of sales by geographic region for the fiscal years ending December 31,2002 and December 31, 2001 is as follows:

	Fiscal Year Ended

	December 31, 2002	December 31, 2001

Domestic	72.6%	74.3%
Europe	14.4	12.7
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	7.2	7.3
Canada	1.4	1.3
Other international	4.4	4.4

	100.0%	100.0%

           Holding’s percentage of sales by product category for the fiscal years ending December 31, 2002 and December 31, 2001 is as follows:

	Fiscal Year Ended

	December 31, 2002	December 31, 2001

Oxygen therapy	32.1%	32.6%
Airway management	28.1	29.2
Humidification and filtration	23.5	21.6
Aerosol therapy	16.3	16.6

	100.0%	100.0%

           The following summarizes the net book value of fixed assets at the respective locations as of December 31, 2002 and December 31, 2001 (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Ensenada, Mexico	$1,210	$1,229
Tecate, Mexico	45	—
Stockholm, Sweden	528	422
Kuala Lampur, Malaysia	792	721
United States	43,194	51,241

	$45,769	$53,613

           Holding presents segment information externally based on how management uses financial data internally to make operating decisions and assess performance.  Holding has two operating segments:  United States, or guarantor, and international or non-guarantor.  The non-guarantor subsidiaries consist principally of Hudson RCI AB and subsidiaries (whose operations are principally international).  Under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” Holding’s operating segments are the same as its reporting segments.

           Holding is the Majority owner of certain subsidiaries that do not guarantee the Company’s senior subordinated notes and certain bank debt.  The following tables disclose required consolidating financial information for guarantor, including Holding and the Company and non-guarantor subsidiaries (amounts in thousands):

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2002

	River	Guarantor	Non- Guarantor	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash	$—	$3,568	$2,857	$—	$6,425
Accounts receivable	—	17,207	7,007	—	24,214
Intercompany receivables	—	607	1,834	(2,441)	—
Inventories	—	19,303	4,204	(883)	22,624
Other current assets	(258)	1,162	555	—	1,459

Total current assets	(258)	41,847	16,457	(3,324)	54,722
PROPERTY, PLANT AND EQUIPMENT, net	5,901	38,548	1,320	—	45,769
INTANGIBLE ASSETS, net	—	—	34,137	—	34,137
DEFERRED FINANCING COSTS, net	—	7,888	—	—	7,888
INVESTMENT IN NON -GUARANTOR SUBSIDIARIES, at cost	––	28,636	4,000	(32,636)	—
OTHER ASSETS	(77)	1,064	—	—	987

Total other assets	(77)	37,588	38,137	(32,636)	43,012

	$5,566	$117,983	$55,914	$(35,960)	$143,503

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable to banks – current portion	—	9,250	4,533	—	13,783
Accounts payable	$—	$8,540	$1,839	$—	$10,379
Accrued liabilities	(90)	18,026	4,366	—	22,302
Intercompany payables	—	1,834	607	(2,441)	—

Total current liabilities	(90)	37,650	11,345	(2,441)	46,464
NOTE PAYABLE TO AFFILIATE	—	26,951	12,366	—	39,317
NOTES PAYABLE TO BANKS, net of current portion	—	46,300	9,492	—	55,792
SENIOR SUBORDINATED NOTES PAYABLE	—	115,000	—	—	115,000
OTHER NON-CURRENT LIABILITIES	—	281	1,680	—	1,961

Total liabilities	(90)	226,182	34,883	(2,441)	258,534

Mandatorily-redeemable preferred stock	—	50,381	—	—	50,381
STOCKHOLDERS’ DEFICIT	5,656	(158,580)	21,031	(33,519)	(165,412)

	$5,566	$117,983	$55,914	$(35,960)	$143,503

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2001

	River	Guarantor	Non- Guarantor	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash	$—	$4,713	$2,372	$—	$7,085
Accounts receivable	—	13,811	5,476	—	19,287
Intercompany receivables	—	8,738	1,314	(10,052)	—
Inventories	—	20,378	6,116	(1,276)	25,218
Other current assets	(218)	749	734	—	1,265

Total current assets	(218)	48,389	16,012	(11,328)	52,855
PROPERTY, PLANT AND EQUIPMENT, net	7,345	45,125	1,143	—	53,613
INTANGIBLE ASSETS, net	—	—	28,498	—	28,498
DEFERRED FINANCING COSTS, net	—	8,316	—	—	8,316
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	––	28,636	4,000	(32,636)	—
OTHER ASSETS	(77)	843	57	—	823

Total other assets	(77)	37,795	32,555	(32,636)	37,637

	$7,050	$131,309	$49,710	$(43,964)	$144,105

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable to banks – current portion	—	3,750	16,930	—	20,680
Accounts payable	$(308)	$13,643	$1,608	$—	$14,943
Accrued liabilities	218	13,533	3,769	—	17,520
Intercompany payables	—	1,314	8,738	(10,052)	—

Total current liabilities	(90)	32,240	31,045	(10,052)	53,143
NOTE PAYABLE TO AFFILIATE	—	14,951	2,266	—	17,217
NOTES PAYABLE TO BANKS, net of current portion	—	73,250	—	—	73,250
SENIOR SUBORDINATED NOTES PAYABLE	—	115,000	—	—	115,000
OTHER NON-CURRENT LIABILITIES	—	90	1,097	—	1,187

Total liabilities	(90)	235,531	34,408	(10,052)	259,797

Mandatorily-redeemable preferred stock	—	44,989	—	—	44,989
STOCKHOLDERS’ DEFICIT	7,140	(149,211)	15,302	(33,912)	(160,681)

	$7,050	$131,309	$49,710	$(43,964)	$144,105

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2002

	River	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	—	$150,044	$36,766	$(14,851)	$171,959
COST OF SALES	$2,251	99,206	18,551	(15,246)	104,762

Gross profit	(2,251)	50,838	18,215	395	67,197
OPERATING EXPENSES:
Selling, distribution, general and administrative	40	37,280	10,813	—	48,133
Amortization of goodwill	—	—	—	—	—
Research and development	—	1,653	925	—	2,578

	40	38,933	11,738	—	50,711

Income (loss) from operations	(2,291)	11,905	6,477	395	16,486
INTEREST EXPENSE AND OTHER, net	(807)	16,591	1,953	—	17,737

Loss before provision (benefit) for income taxes	(1,484)	(4,686)	4,524	395	(1,251)
PROVISION (BENEFIT) FOR INCOME TAXES	—	207	1,690	—	1,897

Net income (loss)	$(1,484)	$(4,893)	$2,834	$395	$(3,148)

	For the Year Ended December 31, 2001

	River	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$—	$144,511	$28,319	$(14,762)	$158,068
COST OF SALES	2,260	106,745	15,749	(13,484)	111,270

Gross profit	(2,260)	37,766	12,570	(1,278)	46,798
OPERATING EXPENSES:
Selling, distribution, general and administrative	118	47,257	10,383	—	57,758
Amortization of goodwill	5,080	1,561	1,929	—	8,570
Impairment of goodwill	128,463	26,217	6,911	—	161,591
Impairment of fixed assets	243	4,469	—	—	4,712
Research and development	—	1,015	1,028	—	2,043

	133,904	80,519	20,251	—	234,674

Loss from operations	(136,164)	(42,753)	(7,681)	(1,278)	(187,876)
INTEREST EXPENSE AND OTHER, net	—	19,895	2,327	(117)	22,105

Loss before provision (benefit) for income taxes	(136,164)	(62,648)	(10,008)	(1,161)	(209,981)
PROVISION (BENEFIT) FOR INCOME TAXES	(57,602)	69,097	757	—	12,252

Net loss	$(78,562)	$(131,745)	$(10,765)	$(1,161)	$(222,233)

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2002

	River	Guarantor	Non- Guarantor	Total

Net cash provided by operating activities	$—	$8,314	$(2,053)	$6,261
Net cash (used in) provided by investing activities	—	409	(788)	(379)
Net cash provided by financing activities	—	(9,968)	4,423	(5,545)
Effect of exchange rate changes on cash	—	100	(1,097)	(997)

NET INCREASE IN CASH	—	(1,145)	485	(660)
CASH, beginning of year	—	4,713	2,372	7,085

CASH, end of year	$––	$3,568	$2,857	$6,425

	For the Year Ended December 31, 2001

	River	Guarantor	Non- Guarantor	Total

Net cash provided by operating activities	$—	$3,740	$1,824	$5,564
Net cash (used in) provided by investing activities	—	(8,366)	(651)	(9,017)
Net cash provided by financing activities	—	8,902	(1,572)	7,330
Effect of exchange rate changes on cash	—	—	(322)	(322)

NET INCREASE IN CASH	—	4,276	(721)	3,555
CASH, beginning of year	—	437	3,093	3,530

CASH, end of year	$––	$4,713	$2,372	$7,085

11.       Additional Paid In Capital

            In May 2002, in conjunction with the debt restructuring the Company issued to Holding’s majority stockholder and other shareholders warrants to purchase 20 million shares of Company common stock.  Additionally, in December 2002, the Company issued to other existing shareholders warrants to purchase 2.1 million shares of Company common stock.  The warrants are exercisable upon issuance for $1.00 per share and expire on May 15, 2009.  The warrants were valued at $881,000, based on the Black-Scholes valuation model. The fair value of these warrants was estimated at the date of grant with the following assumptions; 5-year risk-free interest rate of 5.25%; no dividend yield; an average volatility factor of 50.0%; and weighted average expected lives of 7 years.  The warrant value was deferred and is being amortized to interest expense over the term of the debt.

12.       Unaudited Quarterly Financial Information

            Summarized is the Holding quarterly financial data for the years ended December 31, 2002 and December 31, 2002 is as follows (amounts in thousands):

	2002 Quarter Ended

	March 31	June 30	September 30	December 31

Net sales	$42,985	$41,477	$41,923	$45,574
Gross profit	17,495	17,348	15,531	16,823
Net income (loss)	(211)	(1,193)	(3,111)	1,367

	2001 Quarter Ended

	March 31	June 30	September 30	December 31

Net sales	$37,805	$40,801	$45,095	$34,367
Gross profit	9,210	15,276	20,224	2,088
Net income (loss)	(14,698)	(7,653)	118	(200,000)

           Fourth Quarter 2001 Charges

           As a result of significant losses in the fourth quarter and cumulative losses in recent years, Holding reevaluated their ability to realize the future benefit of its net deferred tax assets held in light of the historical operating losses.  Accordingly, Holding recorded a full valuation allowance against its deferred tax assets of approximately $11.3 million.

           As a result of significant losses in the fourth quarter, Holding reassessed future cash flows and determined that goodwill was not recoverable.  Accordingly, Holding recorded a goodwill impairment charge of approximately $161.6 million.

           As a result of Holding’s analysis of fixed assets in the fourth quarter, it was determined that certain machinery and equipment was no longer needed to support current business operations and had no value.  Additionally, certain software development costs incurred in 2001 related to the management information system failed to achieve their intended results and, as a result, were determined to have no future value.  As a result, Holding recorded an impairment charge of approximately $4.7 million.

           As a result of an analysis of product lines during the fourth quarter of 2001, Holding concluded that it would no longer support a certain number of individual products, resulting in the related inventories of those products no longer having value.  Holding recorded charges of $4.6 million related to the destruction of obsolete inventory resulting from this strategic decision.

           Holding made a decision in the fourth quarter of 2001 to not pursue certain aged accounts receivable for collection and to allocate resources to other customer receivables and collection activities.  As a result, Holding increased its provision for write-offs based on analysis of those aged customer receivables.

           Holding recorded a charge of approximately $0.9 million related to the fourth quarter closure of its Atlanta distribution center.  This charge primarily consisted of future rent commitments.

           During fiscal 2001, Holding made a decision to relocate from its manufacturing operation in Argyle, New York to Tecate, Mexico.  In addition, Holding made a decision to move certain product manufacturing from Temecula, California to Ensenada, Mexico.  Holding recorded approximately $0.9 million in severance costs related to the relocations.

              Arthur Andersen LLP (“Andersen”) is the former auditor of the Holding.  As a result of recent events at Andersen, Andersen declined Holding’s request to reissue their audit report dated July 30, 2001 for the fiscal years ended December 31, 2000 and 1999 for inclusion in Holding’s 10-K filing for the fiscal year ended December 31, 2001.  As such, pursuant to the guidance given in the Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients, Release Nos. 33-8070; 34-45590; 35-27503; 39-2395; IA-2018; IC-25464; FR-62; File No. S7-03-02, Holding is filing this copy of the latest signed and dated accountant’s report issued by Andersen for such periods.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
  River Holding Corp.:

              We have audited the accompanying consolidated balance sheets of RIVER HOLDING CORP., (a Delaware Corporation) and subsidiaries as of December 31, 1999 and  2000, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the period from April 7, 1998 (inception) to December 25, 1998, and the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Orange County, California July 30, 2001

RIVER HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 1999	December 31, 2000

ASSETS
CURRENT ASSETS:
Cash	$2,917	$3,530
Accounts receivable, less allowance for doubtful accounts of $973 and 3,500 at December 31 1999 and 2000, respectively	30,425	28,307
Inventories	24,043	44,610
Other current assets	4,945	2,165

Total current assets	62,330	78,612
PROPERTY, PLANT AND EQUIPMENT, net	54,341	59,030
OTHER ASSETS:
Deferred tax asset	11,342	11,502
Deferred financing costs, net of accumulated amortization of $2,253 and 3,245 at December 31, 1999 and 2000, respectively	11,134	9,587
Other assets	222	1,189
Goodwill, net of accumulated amortization of $8,197 and $13,277 at December 31, 1999 and 2000, respectively	205,592	201,116

Total other assets	228,290	223,394

Total assets	$344,961	$361,036

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$6,673	$10,686
Accounts payable	6,268	20,420
Accrued liabilities	11,700	12,707
Note payable to affiliate	—	2,000
Other current liabilities	1,485	3,007

Total current liabilities	26,126	48,820
NOTE PAYABLE TO AFFILIATE	7,508	8,266
NOTES PAYABLE TO BANKS, net of current portion	82,513	85,962
SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000

Total liabilities	231,147	258,048

COMMITMENTS AND CONTINGENCIES (Note 8)
MANDATORILY-REDEEMABLE PREFERRED STOCK,
$.01 par value: 1800 shares authorized; 356 and 398 shares issued and outstanding at December 31, 1999 and 2000, respectively; liquidation preference 35,558 and 39,783, respectively	34,558	39,043
Accrued preferred stock dividends, payable in kind	863	1,018

	35,421	40,061

STOCKHOLDERS’ EQUITY
Common stock, no par value: 15,000 shares authorized; 8,544 and 8,887 issued and outstanding at December 31, 1999 and 2000, respectively	91,748	97,748
Cumulative translation adjustment	(398)	(687)
Accumulated deficit	(12,957)	(34,134)

Total stockholders’ equity	78,393	62,927

Total liabilities, mandatorily-redeemable preferred stock and stockholders’ equity	$344,961	$361,036

The accompanying notes are an integral part of these consolidated financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE PERIOD FROM APRIL 7, 1998 (INCEPTION) TO DECEMBER 25, 1998 AND FOR
THE YEARS ENDED DECEMBER 31, 1999 AND 2000
(In thousands)

	1998	1999	2000

NET SALES	$76,232	$128,803	$159,278
COST OF SALES	44,662	77,678	87,183

Gross profit	31,570	51,125	72,095

OPERATING EXPENSES:
Selling	8,032	13,122	18,262
Distribution	2,471	4,647	10,109
General and administrative	7,129	14,732	24,022
Amortization of goodwill	3,785	5,080	8,400
Research and development	726	2,031	2,387

	22,143	39,612	63,180

Income from operations	9,427	11,513	8,915
INTEREST EXPENSE AND OTHER	11,001	18,595	22,249

Loss before (benefit) provision for income taxes	(1,574)	(7,082)	(13,334)
(BENEFIT) PROVISION FOR INCOME TAXES (Note 9)	(614)	(1,508)	3,203

Net loss	(960)	(5,574)	(16,537)
OTHER COMPREHENSIVE LOSS:
Foreign currency translation loss	—	(398)	(289)

Comprehensive loss	$(960)	$(5,972)	$(16,826)

The accompanying notes are an integral part of these consolidated financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Cumulative Translation Adjustment	Accumulated Deficit	Total

	Shares	Amount

BALANCE, April 7, 1998	—	$—	$—	$—	$—
Sale of common stock	6,313	63,125	—	—	63,125
Pay-in-kind preferred stock dividends	—	—	—	(2,512)	(2,512)
Net loss	—	—	—	(960)	(960)

BALANCE, December 25, 1998	6,313	63,125	—	(3,472)	59,653
Sale of common stock	2,231	28,623	—	—	28,623
Pay-in-kind preferred stock dividends	—	—	—	(3,911)	(3,911)
Foreign currency translation loss	—	—	(398)	—	(398)
Net loss	—	—	—	(5,574)	(5,574)

BALANCE, December 31, 1999	8,544	91,748	(398)	(12,957)	78,393
Sale of common stock	343	6,000	—	—	6,000
Pay-in-kind preferred stock dividends	—	—	—	(4,640)	(4,640)
Foreign currency translation loss	—	—	(289)	—	(289)
Net loss	—	—	—	(16,537)	(16,537)

BALANCE, December 31, 2000	8,887	$97,748	$(687)	$(34,134)	$62,927

The accompanying notes are an integral part of these consolidated financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM APRIL 7, 1998 (INCEPTION) TO DECEMBER 25, 1998 AND FOR
THE YEARS ENDED DECEMBER 31, 1999 AND 2000
(In thousands)

	1998	1999	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(960)	$(5,574)	$(16,537)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	8,507	15,655	19,059
Amortization of deferred financing costs	—	1,374	992
(Loss) gain on disposal of equipment	—	(5)	8
Change in deferred tax asset	—	(1,709)	(160)
Changes in operating assets and liabilities:
Accounts receivable	(7,089)	(2,701)	2,118
Inventories	(1,215)	(2,865)	(12,351)
Other current assets	316	(1,194)	2,780
Other assets	526	13	(966)
Accounts payable	3,243	(741)	14,152
Accrued liabilities	526	4,277	1,007
Other current liabilities	—	1,526	1,522
Other liabilities	—	(959)	—

Net cash provided by operating activities	3,854	7,097	11,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of majority interest in Hudson Respiratory Care Inc.	(248,000)	—	—
Purchase of property, plant and equipment	(3,121)	(10,973)	(11,329)
Proceeds from sale of property, plant and equipment	—	23	4
(Additions) retirements of intangible assets	—	(354)	1,828
Additions of deferred financing costs	—	154	555
Acquisition of certain assets of Gibeck, Inc.	(3,351)	—	—
Acquisition of certain assets of Medimex	—	(2,168)	—
Acquisition of certain assets of Tyco	—	(23,750)	(18,000)
Acquisition of Louis Gibeck AB stock, net of cash acquired of $8,208	—	(38,750)	—

Net cash used in investing activities	(254,472)	(75,818)	(26,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable to bank	(2,000)	(17,355)	(5,500)
Proceeds from bank borrowings	46,000	59,376	12,962
Proceeds from senior subordinated notes payable	115,000	—	—
Proceeds from note payable to affiliate	—	22,000	2,758
Repayment of note payable to affiliate	—	(14,492)	—
Net proceeds from sales of common and mandatorily-redeemable preferred stock, net of transaction costs	92,125	22,000	6,000

Net cash provided by financing activities	251,125	71,529	16,220

Effect of exchange rate changes on cash	—	(398)	(289)
NET INCREASE IN CASH	507	2,410	613
CASH, beginning of year	—	507	2,917

CASH, end of year	$507	$2,917	$3,530

The accompanying notes are an integral part of these consolidated financial statements

	1998	1999	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$8,742	$15,333	$17,726

Income taxes	$1,699	$27	$898

DETAILS OF ACQUISITIONS (Note 3):
Acquisition price	$3,351	$79,499	$18,000
Less:
Common stock issued for acquisition	—	(6,623)	—
Cash acquired	—	(8,208)	—

Net cash paid for acquisition	$3,351	$64,668	$18,000

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

The accompanying notes are an integral part of these consolidated financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

1.          Company Background

             River Holding Corp. (“Holding”) is a Delaware corporation formed to purchase and hold a majority interest in Hudson Respiratory Care Inc. (“Hudson” or the “Company”), a California corporation founded in 1945.  Hudson is a manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets.  Holding has no operations of its own, except the Company.  The Company’s respiratory care and anesthesia product lines include such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing.  In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies.  Internationally, the Company sells its products to distributors that market to hospitals and other health care providers.  The Company’s products are sold to distributors and alternate site service providers throughout the United States and internationally.  The Company’s respiratory product operations are conducted from its primary facility in Temecula, California, facilities in Arlington Heights and Elk Grove, Illinois, and a facility in Ensenada, Mexico. The Company’s anesthesia product operations are conducted from facilities located principally in Sweden and Malaysia, which were acquired in July 1999 (see Note 3).

2.          Recapitalization

             In April 1998, the Company consummated a plan pursuant to which a majority interest in the Company was sold in accordance with an agreement and plan of merger (the “Recapitalization”).

Key components of the Recapitalization included:

(1)	Common and preferred equity investments in consideration for an 80.8% ownership in the Company’s common stock and preferred stock with an initial liquidation preference of $30.0 million
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
(5)	Payment of amounts due under the Equity Participation Plan
(6)	Payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2% interest in the common shares outstanding
(7)

Potential contingent payments based on 1998 performance, payable to the continuing shareholder and former participants in the Equity Participation Plan; however, as a result of the Company’s 1998 performance, no additional amounts were due

             The Company has terminated the Equity Participation Plan and has adopted an executive stock purchase plan. Additionally, Hudson’s sole shareholder prior to the Recapitalization, who owned the remaining 21.0% of Industrias Hudson (“Industrias”), a subsidiary of the Company, transferred this interest to the Company in consideration of one dollar. Because of the commonality of ownership, the 21.0% minority interest has been included in the financial statements for all periods presented.

On April 7, 1998, Holding acquired a majority interest in Hudson, as described above. The investment in Hudson by Holding was accounted for as a purchase and the purchase price was allocated as follows based on management’s estimate of relative fair value of the assets acquired and liabilities assumed (amounts in thousands):

Assets Acquired:
Current assets and other	$33,044
Property, plant and equipment	47,821
Deferred tax asset	9,020
Deferred financing costs	12,917
Goodwill	152,442

255,244
Less liabilities assumed:
Current liabilities	7,244

Total purchase price paid	$248,000

The Recapitalization resulted in no change to the carrying amounts of the Company’s existing assets and liabilities. The Company recorded a deferred tax asset due to the conversion from S to C corporation status and a tax election to revalue the basis of assets and liabilities for tax purposes.

Goodwill related to the Hudson acquisition is being amortized over a period of 25 years.

3.    Acquisitions

Gibeck, Inc.

During 1998, the Company acquired certain assets of Gibeck Inc. (“Gibeck”), a subsidiary of Louis Gibeck AB, for a cash purchase price of $3.4 million. Gibeck engages primarily in the business of manufacturing, marketing, and selling custom anesthesia circuits. The acquisition was accounted for as a purchase and the purchase price was allocated as follows (amounts in thousands):

Goodwill	$1,817
Inventory	871
Machinery and equipment	663

$3,351

Hudson RCI AB

On July 22, 1999, the Company acquired substantially all of the outstanding capital stock of Hudson RCI AB (formerly Louis Gibeck AB or “LGAB”) and subsidiaries, a Swedish company engaged primarily in the business of manufacturing, marketing and selling respiratory and anesthesia equipment. The purchase price was approximately $53.6 million, which included cash consideration of approximately $45.5 million (including approximately $8.2 million of cash acquired), a non-cash contribution of shares of common stock of River of $6.6 million and transaction expenses of approximately $1.5 million.

The acquisition was funded with (i) a $22.0 million common stock sale to the Company’s existing majority shareholder, (ii) a $22.0 million, 12.0% per annum unsecured note payable to an affiliate of the Company’s existing majority shareholder due August 1, 2006 and (iii) a $5.9 million unsecured bank loan bearing interest at the bank’s reference rate plus 1/4% per annum due July 30, 2006.

The acquisition of Hudson RCI AB was accounted for as a purchase and the purchase price was allocated based upon management’s estimate of the assets acquired and liabilities assumed as follows (amounts in thousands):

Cash	$8,208
Accounts receivable	1,823
Inventories	5,161
Fixed assets	1,206
Other assets	2,939
Current liabilities	(4,856)
Non-current liabilities	(4,123)
Goodwill	43,223

$53,581

Had this acquisition and the acquisition of certain assets of Gibeck, Inc. occurred at the beginning of 1999, the unaudited pro forma net sales, net loss before extraordinary item and net loss would be as follows (amounts in thousands):

1999
Net sales	$139,494
Net loss	(6,295)

Goodwill related to the Hudson RCI AB acquisition is being amortized over a period of 20 years.

Acquisition of Product Lines

On November 8, 1999, the Company acquired certain assets of Tyco Healthcare Group LP (“Tyco”), including Tyco’s incentive breathing exerciser and pulmonary function monitor product lines, for a cash purchase price of approximately $23.8 million.

On October 28, 2000, the Company acquired certain assets of Tyco, including Tyco’s Sheridan® endotracheal tube for a cash purchase price of approximately $18.0 million.

4.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hudson and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation. Hudson and its wholly-owned subsidiaries are collectively referred to herein as the Company.

Minority Interest

Holding owns approximately 85% of Hudson, while an unrelated shareholder owns the remaining 15%. Because the stockholders’ deficit of Hudson, attributable the minority shareholder exceeds their investment, the entire minority interest is allocated to the majority interest.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market. At December 31, 1999 and December 31, 2000, inventories consisted of the following (amounts in thousands):

	1999	2000
Raw materials	$5,901	$8,134
Work-in-process	5,682	6,591
Finished goods	12,460	29,885

	$24,043	$44,610

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

Revenue Recognition

The Company recognizes revenue when product is shipped. The Company establishes reserves for sales returns and other allowances based on historical experience. The Company’s policy is to provide a reserve for estimated uncollectable trade accounts receivable. The Company has reserved approximately $3.5 million for such accounts as of December 31, 2000.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended by SFAS No. 137 and SFAS No. 138, effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adoption was not material to the financial statements.

During the second quarter of fiscal year 2000, Emerging Issues Task Force (EITF) No. 00-10 “Accounting for Shipping and Handling Fees and Costs” was issued. EITF No. 00-10 clarifies the accounting treatment and classification of the Company’s delivery revenues and expenses. The adoption of this EITF only affects the classification of certain revenues and costs related to delivery services and does not affect the Company’s net loss. Delivery costs include direct and incremental costs incurred to warehouse and move product to the Company’s customers. Since the Company records freight costs associated with delivery of product to customers as a component of cost of sales and warehousing costs as distribution expenses management believes the Company is in compliance with this pronouncement.

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes the Company is in compliance with this pronouncement.

In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

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

Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Retirement Obligations.” SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lesees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). Holding does not expect the adoption of SFAS 143 to have a material impact on Holding’s financial condition and results of operations.

5.    Preferred Stock

In connection with the Recapitalization, the Company issued 300,000 shares of mandatorily-redeemable 11-1/2% senior exchangeable pay-in-kind (“PIK”) preferred stock due 2010. Net proceeds from the original issuance were $29.0 million. Dividends are payable semi-annually in arrears on April 15 and October 15 each year. Dividends will be payable in cash, except on dividend payment dates occurring on or prior to April 15, 2003, for which the Company has the option to issue additional shares of preferred stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. The preferred stock will rank junior in right of payment to all obligations of the Company and its subsidiaries.

The Company issued PIK preferred stock with a liquidation preference of approximately $3,757,000 and $4,207,000 to satisfy the dividend requirements in 1999 and 2000, respectively. As of December 31, 1999 and December 31, 2000 the Company accrued for PIK preferred stock dividends in the amount of $863,000 and $1,018,000, respectively.

6.    Long-Term Debt Obligations

Summary of Amounts Outstanding

The Company’s long-term debt obligations as of December 31, 1999 and 2000 consist of the following (amounts in thousands):

	1999	2000
Borrowing under revolving credit facility	$36,600	$53,000
Term loan payable to domestic banks	35,000	29,500
Term and revolving loan payable to Swedish bank	17,586	14,148
Senior subordinated notes	115,000	115,000
Notes payable to affiliate	7,508	10,266

	211,694	221,914
Less: current portion	(6,673)	(12,686)

Long term debt	$205,021	$209,228

Credit Facility

In connection with the Recapitalization, the Company entered into a new credit agreement (the Credit Facility) with a bank group, which provides for borrowings of up to $100.0 million. This agreement consists of two separate facilities as follows:

1.)	Revolving credit—maximum borrowings of $60.0 million with a letter of credit sub-limit of $7.5 million. This facility must be prepaid upon payment in full of the Term Loan facility.

2.)	Term loan—maximum borrowings of $40.0 million with quarterly installments to be made through maturity.

Interest on the Credit Facility is based, at the option of the Company, upon either a eurodollar rate (as defined) plus 2.25%, or a base rate (as defined) plus 1.25% per annum. A commitment fee of 0.50% per annum is charged on the unused portion of the Credit Facility.

The following summarizes interest rate data on the Credit Facility as of December 31, 1999 and 2000:

	1999	2000
Revolving credit facility	8.5625% to 10.0%	9.563%
Term loan facility rate	8.75%	9.250%

Total borrowings as of December 31, 2000 were $53.0 million and $29.5 million under the Revolving Credit Facility and Term Loan Facility, respectively. The Credit Facility will mature on April 7, 2004.

The agreement provides the bank a first security interest in substantially all of the properties and assets of the Company and a pledge of 65.0% of the stock of Industrias, a wholly-owned subsidiary of the Company. The agreement also requires the Company to maintain certain financial ratios and financial covenants, as defined in the agreement, the most restrictive of which and among other restrictions, prohibit additional indebtedness and limit dividend payments to the Company’s stockholders. The Credit Facility is guaranteed by Holding.

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

Senior Subordinated Notes

Also related to the Recapitalization, the Company issued under an Indenture $115.0 million of senior subordinated notes (the “Notes”). The Notes are fully transferable and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, as defined, of the Company.

The Notes bear interest at a rate equal to 9-1/8% per annum from the date of issuance of the Notes. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes will mature on April 15, 2008 and will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003. The Notes are guaranteed by Industrias.

The fair value of the Company’s senior subordinated notes at December 31, 2000 was approximately $69.0 million. The fair value is estimated based on the quoted market prices for issues listed on exchanges and is not intended to, and does not, represent the underlying fair value of the Company. Subsequent to December 31, 2000, the Company was in default of certain financial reporting requirements to the noteholders. Management believes that it has cured this default.

Note Payable to Affiliate

In connection with the acquisition of Hudson RCI AB during 1999, the Company borrowed $22.0 million under an unsecured 12% note payable to an affiliate of the Company’s existing majority stockholder. The note is due August 1, 2006. During 1999, the Company paid approximately $14.5 million in principal on the note. During 2000, the Company borrowed an additional $2 million from the existing majority shareholder under an unsecured 14% note payable due on demand.

Bank Notes Payable

The Company has bank borrowings of $14.1 million outstanding at December 31, 2000, which are denominated in Swedish Krona. The borrowings bear interest at the 3-month STIBOR plus 0.75% to 1.75% (4.884% to 5.884% at December 31, 2000), are due December 21, 2003 and are secured by the common stock of Hudson RCI AB.

Future Debt Principal Payments

As of December 31, 2000, future debt principal payments on the aforementioned debt are as follows (amounts in thousands):

Fiscal Year Ending:
2001	$12,686
2002	11,444
2003	13,444
2004	55,944
2005	5,130
Thereafter	123,266

$221,914

7.    Detail of Selected Balance Sheet Accounts

Property, Plant and Equipment

The following is a summary as of December 31, 1999 and 2000 (amounts in thousands):

	1999	2000
Land	$4,007	$4,007
Buildings	11,077	11,874
Leasehold improvements	296	296
Machinery, equipment and purchased software	39,243	62,078
Furniture and fixtures	1,427	1,921

	56,050	80,176
Less – Accumulated depreciation and amortization	(13,409)	(22,215)

	42,641	57,691
Equipment installation in progress	8,416	269
ERP software installation in progress	3,284	800

Property, plant and equipment, net	$54,341	$59,030

Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:

Buildings	31.5 years
Leasehold improvements	Lessor of the useful life or lease term
Machinery, equipment and purchased software	5 to 7 years
Furniture and fixtures	3 to 7 years

Upon retirement or disposal of depreciable assets, the cost and related accumulated depreciation are removed and the resulting gain or loss is reflected in income from operations. Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred. ERP software installation costs are capitalized in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company implemented the new ERP system on April 1, 2000.

Total depreciation expense related to property, plant and equipment and amortization expense related to intangible and other assets was $8,507,000, $17,029,000 and $20,051,000 for the years ended December 25, 1998, December 31, 1999 and 2000, respectively.

Accrued Liabilities and Accounts Payable

Accrued liabilities consisted of the following as of December 31, 1999 and 2000 (amounts in thousands):

	1999	2000
Interest	$4,162	$3,605
Payroll and related	4,095	4,224
Vacation	1,509	1,824
Pension	1,353	1,767
Medical self-insurance	577	569
Other	4	718

	$11,700	$12,707

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

8.    Commitments and Contingencies

The Company leases certain facilities, automobiles and office equipment under non-cancelable leases, with the majority of the automobile leases having a term of one year with annual renewal provisions. All of these leases have been classified as operating leases. As of December 31, 2000, the Company had future obligations under operating leases as follows (amounts in thousands):

Fiscal Year Ending:
2001	$2,534
2002	2,290
2003	2,099
2004	1,914
2005	1,378
Thereafter	4,023

$14,238

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

9.     Income Taxes

Holding is a C corporation and the Company became a C corporation upon occurence of the Recapitalization discussed in Note 1. Holding’s effective income tax rate approximates the combined federal and statutory rate of 39%. During 1999, the Company revised its estimate of the combined effective tax rate to approximately 40%.

The tax provision (benefit) for 1998, 1999 and 2000 consists of the following (amounts in thousands):

	1998	1999	2000
Income taxes at a combined statutory rate of approximately 39% in 1998 and 40% in 1999 and 2000	$(614)	$(2,833)	$(5,334)
Domestic losses not benefited	—	—	5,334
Foreign taxes	—	—	3,203
Foreign losses not benefited	—	1,443	—
Other	—	(118)	—

	$(614)	$(1,508)	$3,203

The provision (benefit) for income taxes consists of the following (amounts in thousands):

	United States	Foreign	Total
2000
Current	$—	$3,203	$3,203
Deferred	—	—	—

	—	$3,203	$3,203

1999
Current	$—	$340	$340
Deferred	(1,370)	(478)	(1,848)

	$(1,370)	$(138)	$(1,508)

1998
Current	$—	$—	$—
Deferred	(614)	—	(614)

	$(614)	$—	$(614)

The components of the deferred tax asset as of December 31, 1999 and 2000 are (amounts in thousands):

	1999	2000
Basis differences arising from Section 338(h)(10) election	$11,381	$8,092
Net operating loss carryforwards	9,019	15,973
Liabilities and allowances not currently deductible for tax purposes	2,443	4,199
Accelerated tax depreciation	(3,961)	(4,181)
Other	266	343

	19,148	24,426
Valuation allowance	(7,806)	(13,084)

	$11,342	$11,342

Net operating loss carryforwards expire on various dates through 2019. In management’s opinion, the net deferred tax asset is more likely than not to be realized.

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

11.    Geographic, Segment and Major Customer Information

The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance. The Company also reports information about the revenues derived from the enterprise’s products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions.

The Company sells respiratory care products to distributors and medical facilities throughout the United States and internationally. During 1998, 1999 and 2000, the Company had foreign sales of approximately $20,148,000, $28,497,000 and $31,383,000 respectively, which constituted approximately 20.0%, 22.1% and 19.7% of total sales, respectively.

The Company’s percentage of sales by geographic region for the fiscal years ended 1998, 1999 and 2000 are as follows:

	1998	1999	2000
Domestic	79.9%	77.9%	80.3%
Europe	7.8	10.1	9.0
Pacific Rim	6.2	6.1	5.8
Canada	2.0	1.9	1.6
Other International	4.1	4.0	3.3

	100.0%	100.0%	100.0%

The following summarizes the net book value of fixed assets at the respective locations as of December 31, 1999 and 2000 (amounts in thousands):

	1999	2000
Ensenada, Mexico	$1,134	$1,137
Stockholm, Sweden	342	291
Kuala Lumpur, Malaysia	741	672
United States	52,124	56,930

	$54,341	$59,030

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

12.      Unaudited Consolidated Quarterly Data

	1999 Quarters Ended
	March 26	June 25	September 24	December 31
Net Sales	$27,169	$27,274	$30,827	$43,533
Gross Profit	11,729	11,531	12,309	15,556
Net Loss	(820)	(774)	(2,654)	(1,326)

	2000 Quarters Ended
	March 31	June 30	September 30	December 31
Net Sales	$40,807	$31,811	$41,111	$45,549
Gross Profit	18,304	16,986	21,524	17,541
Net (loss) income	(498)	(1,486)	562	(16,111)

13.    Subsequent Events

As discussed in Note 6, the Company was not in compliance with certain restrictive covenants of the Credit Facility at December 31, 2000. Subsequently, the Company amended its Credit Facility covenants so that under the amended terms, the Company was in compliance as of December 31, 2000 and expects to remain in compliance throughout the term of the agreement. As part of this amendment (1) the Company’s shareholders committed to invest an additional $18 million, of which approximately $11.4 million was invested in April and May of 2001 and $6.5 million was invested in August of 2001 and (2) interest rate margins increased.

On March 22, 2001, the Company replaced its existing lending agreement denominated in Swedish Krona with a new loan that allows for borrowings up to approximately $19,100,000. The principal is amortized over 18 equal quarterly payments commencing June 30, 2001. Interest is based on the STIBOR rate + 0% to 1.65%, based on the outstanding balance of the loan. The loan is secured by a pledge of Hudson Euro SárL stock, a wholly-owned subsidiary of the Company and 100% owner of Hudson RCI AB, Hudson RCI UK Ltd. and Hudson RCI France S.A.S.

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

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
   Hudson Respiratory Care Inc.:

           We have audited the accompanying consolidated balance sheets of Hudson Respiratory Care Inc., (a California Corporation and a majority-owned subsidiary of River Holding Corp.) and subsidiaries as of December 31, 2002 and December 31, 2001, and the related consolidated statements of operations and comprehensive gain (loss), stockholders’ deficit and cash flows for the years then ended.  Our audits also included the 2002 and 2001 financial statement schedules listed in Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  The financial statements and financial statement schedules of Hudson Respiratory Care Inc. as of December 31, 2002, and for the year then ended, before the inclusion of the transitional disclosure discussed in Note 2 to the financial statements, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements and stated that such 2000 financial statement schedule, when considered in relation to the 2000 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein in their report dated July 30, 2001.

           We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, such 2002 and 2001 financial statements present fairly, in all material respects, the financial position of Hudson Respiratory Care Inc. and subsidiaries as of December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic 2002 and 2001 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

           As discussed above, the consolidated financial statements of Hudson Respiratory Care Inc. and subsidiaries as of December 31, 2000 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include certain transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangibles Assets, which was adopted by Hudson Respiratory Care Inc. as of January 1, 2002. Our audit procedures with respect to the disclosure in Note 2 pertaining to 2000 included (i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense, net of related tax effects, recognized in those periods related to goodwill, which is no longer amortized as a result of initially applying Statement No. 142, to the Hudson Respiratory Care Inc. underlying records obtained from management; (ii) agreeing the amounts of goodwill to the Hudson Respiratory Care Inc. underlying records obtained from management and (iii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss. In our opinion, the disclosure for 2000 in Note 2, as described above, is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of Hudson Respiratory Care Inc. other than with respect to such disclosure and accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

           As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 14, 2003

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

CONSOLIDATED BALANCE SHEETS

ASSETS

(amounts in thousands)

	December 31, 2002	December 31, 2001

CURRENT ASSETS:
Cash	$6,425	$7,085
Accounts receivable, less allowance for doubtful accounts of $1,331 and $1,801 at December 31, 2002 and December 31, 2001, respectively	24,214	19,287
Inventories, net	22,624	25,218
Other current assets	1,717	1,483

Total current assets	54,980	53,073
PROPERTY, PLANT AND EQUIPMENT, net	39,868	46,268
OTHER ASSETS:
Goodwill, net	34,137	28,498
Deferred financing and other costs, net of accumulated amortization of $7,107 and $5,981 at December 31, 2002 and December 31, 2001, respectively	7,888	8,316
Other assets	1,064	900

Total other assets	43,089	37,714

Total assets	$137,937	$137,055

See notes to consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

CONSOLIDATED BALANCE SHEETS

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

	December 31, 2002	December 31, 2001

CURRENT LIABILITIES:
Notes payable to bank	$13,783	$20,680
Accounts payable	10,379	15,251
Accrued liabilities	22,392	17,302

Total current liabilities	46,554	53,233
NOTE PAYABLE TO AFFILIATE	39,317	17,217
NOTES PAYABLE TO BANK, net of current portion	55,792	73,250
SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000
OTHER NON-CURRENT LIABILITIES	1,961	1,187

Total liabilities	258,624	259,887
COMMITMENTS AND CONTINGENCIES (Note 7)
MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value; 1,200 shares authorized; 497 and 445 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively; liquidation preference --$49,735 and $44,474 respectively	49,189	43,847
Accrued preferred stock dividend, payable in kind	1,192	1,142

	50,381	44,989
STOCKHOLDERS’ EQUITY (DEFICIT):
Junior preferred stock, $0.01 par value; 10 shares authorized; 3 shares outstanding at December 31, 2002 and December 31, 2001, respectively	3,524	3,137
Common stock, $0.01 par value; 15,000 shares authorized; 10,654 issued and outstanding at December 31, 2002 and December 31, 2001	98,258	98,258
Additional paid in capital	881	—
Cumulative translation adjustment	2,276	(698)
Accumulated deficit	(276,007)	(268,518)

Total stockholders’ deficit	(171,068)	(167,821)

Total liabilities, mandatorily-redeemable preferred stock and stockholders’ deficit	$137,937	$137,055

See notes to consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMREHENSIVE GAIN (LOSS)

(amounts in thousands)

	Fiscal Year Ended

	December 31, 2002	December 31, 2001

NET SALES	$171,959	$158,068
COST OF SALES	102,511	109,010

Gross Profit	69,448	49,058
OPERATING EXPENSES:
Selling	20,370	20,337
Distribution	9,174	10,588
General and administrative	17,704	23,889
Amortization of goodwill	—	3,490
Impairment of goodwill	—	33,128
Impairment of fixed assets	—	4,469
Research and development	2,578	2,043
Provision for bad debts	845	2,826

	50,671	100,770

Income (loss) from operations	18,777	(51,712)
OTHER EXPENSES:
Interest expense	20,875	20,542
(Gain) loss on sale of assets	(2,138)	681
Other, net	(193)	882

	18,544	22,105

Income (loss) before provision for income taxes	233	(73,817)
PROVISION FOR INCOME TAXES	1,897	69,854

Net loss	$(1,664)	$(143,671)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	2,974	453

Comprehensive gain (loss)	$1,310	$(143,218)

See notes to consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(a majority-owned subsidiary of River Holding Corp.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

						Other Comprehensive Loss-- Cumulative Translation Adjustment	Additional Paid-In Capital	Accumulated Deficit	Total

	Common Stock		Junior Preferred Stock

	Shares	Amount	Shares		Amount

BALANCE, December 31, 2000	10,644	$98,158	$			(1,151)		$(119,782)	$(22,775)
Issuance of common stock	10	100							100
Issuance of junior preferred stock				3	$3,000				3,000
Pay-in-kind junior preferred stock dividends					137			(137)	—
Foreign currency translation gain						453			453
Issued or accrued pay-in-kind preferred stock dividends								(4,566)	(4,566)
Accretion of preferred stock issuance costs								(362)	(362)
Net loss								(143,671)	(143,671)

BALANCE, December 31, 2001	10,654	$98,258		3	$3,137	$(698)	—	$(268,518)	$(167,821)

Pay-in-kind junior preferred stock dividends					387			(387)	—
Foreign currency translation gain						2,974			2,974
Issued or accrued pay-in-kind preferred stock dividends								(5,315)	(5,315)
Accretion of preferred stock issuance costs								(123)	(123)
Issuance of warrants							881		881
Net loss								(1,664)	(1,664)

BALANCE, December 31, 2002	10,654	$98,258		3	$3,524	$2,276	$881	$(276,007)	$(171,068)

See notes to consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amount in thousands)

	Fiscal Year Ended

	December 31, 2002	December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,664)	$(143,671)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	9,370	12,223
Amortization of deferred financing costs and other	1,786	1,676
(Gain) loss on disposal of property and equipment	(2,138)	681
Change in deferred tax asset	—	68,881
Provision for bad debts	845	2,826
Impairment of goodwill	—	33,128
Impairment of fixed assets	—	4,469
Change in operating assets and liabilities:
Accounts receivable	(4,844)	6,916
Inventories	3,523	17,304
Other current assets	(398)	257
Other assets	96	503
Accounts payable	(5,165)	(4,614)
Accrued liabilities	4,458	3,675
Other non-current liabilities	392	1,310

Net cash provided by operating activities	6,261	5,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,546)	(9,029)
Proceeds from sales of property, plant and equipment	7,167	12

Net cash used in investing activities	(379)	(9,017)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable to bank	(30,877)	(21,209)
Proceeds from bank borrowings	3,750	20,136
Repayment of notes payable to affiliates	—	(8,000)
Payment of capital lease obligations	(41)	—
Proceeds from notes payable to affiliates	22,100	14,951
Net proceeds from sale of common, mandatorily-redeemable and junior preferred stock, net of transaction costs	—	3,100
Bank overdraft	—	(1,245)
Additions of deferred financing costs	(477)	(403)

Net cash (used in) provided by financing activities	(5,545)	7,330
Effect of exchange rate changes on cash	(997)	(322)

NET DECREASE IN CASH	(660)	3,555
CASH, beginning of period	7,085	3,530

CASH, end of period	$6,425	$7,085

See notes to consolidated financial statements

	Fiscal Year Ended

	December 31, 2002	December 31, 2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,503	$18,856

Income taxes (primarily foreign)	$2,582	$2,315

NON-CASH FINANCING ACTIVITIES:
Preferred dividends accrued or paid-in-kind	$5,702	$4,703

Capital lease obligations incurred for purchase of equipment	$47	$295

Issuance of warrants in connection with debt	$881	$—

See notes to consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        General

           Hudson Respiratory Care Inc. (“Hudson” or the “Company”), a California corporation founded in 1945, is a manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets.  The Company is a majority-owned subsidiary of River Holding Corp., a Delaware corporation (“Holding”).  Holding has no operations of its own, other than its investment in the Company.  The Company’s respiratory care and anesthesia product lines include such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing.  In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers, such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies.  Internationally, the Company sells its products to distributors that market to hospitals and other health care providers.  The Company’s products are sold to distributors and alternate site service providers throughout the United States and internationally.  The Company’s respiratory product operations are conducted from its primary facility in Temecula, California; facilities in Arlington Heights and Elk Grove, Illinois; Argyle, New York and facilities in Tecate and Ensenada, Mexico.

           Management Plans to Improve Financial Condition and Results of Operations

           The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, during the years ended December 31, 2002 and December 31, 2001, the Company incurred net losses of $1.7 million and $143.7 million, respectively.  The Company historically has had sufficient assets to continue operations despite the losses.

           Management believes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing as may be required and, ultimately to attain profitable operations.  As further discussed in Note 6, on May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement.  As part of this amendment, the Company issued $20.0 million in new senior term notes with warrants to the majority stockholder of the Company’s parent, River Holding Corp.

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

           Management believes that the results of its plans and the agreement reached and funding received on May 14, 2002 discussed above and operating results in line with current forecasts will enable the Company to meet its ongoing obligations on a timely basis and continue operations for at least the next twelve months.  If the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company would have to initiate measures to raise cash through additional debt or equity issuances, additional asset sales and/or curtail operations. The Company currently has no commitments for additional debt or equity financing and no assurance can be given as to whether or on what terms additional debt or equity investments could be obtained, if required.

Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investment would have a material adverse effect on the Company.

           Reporting Requirements

           The Company is privately owned and has no class of securities registered under the Securities Act of 1934 or any publicly traded equity securities.  The Company complies with Securities and Exchange Commission (“SEC”) filing requirements on a voluntary basis as required in the indenture for its senior subordinated notes.

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

            Accounts Receivable

            Accounts receivable are stated net of allowances for doubtful accounts of approximately $1.3 million and $1.8 million at December 31, 2002 and December 31, 2001, respectively, for those accounts from which payment is not expected to be received, although services were provided and revenue was earned.  Management performs periodic analyses to evaluate the net realizable value of accounts receivable.  Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions.

            Inventories

            Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market and consisted of the following (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Raw materials	5,266	$7,377
Work-in-process	4,983	5,392
Finished goods	13,926	14,481

	24,175	27,250
Provision for obsolescence	(1,551)	(2,032)

	$22,624	$25,218

            Raw materials principally consist of bulk resins. Work-in-process and finished goods include raw materials, labor and overhead costs.  Certain finished goods are purchased for resale and are not manufactured.  The Company considers deterioration, obsolescence and historical trends in evaluating net realizable value of inventory.

            Internal Software Development Costs

            The Company capitalizes costs incurred to develop internal-use computer software in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Such costs are amortized on a straight-line basis over the economic useful lives of the software, which range from three to five years.  The Company applies the provisions of SOP 98-1 in assessing any potential impairment of its capitalized software costs.

            Property, Plant and Equipment

            Property is stated at cost.  Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or term of the related lease, if shorter.  Estimated useful lives range from 3 to 7 years for furniture and fixtures; 5 to 7 years for machinery, equipment and purchased software; and 31.5 years for buildings. Total depreciation expense related to property, including depreciation for heaters was $9,370,000 and $8,733,000 for the years ended December 31, 2002 and December 31, 2001, respectively.

            The Company places heaters at customer locations typically on a no-charge lease basis.  The heaters support the sale of disposable products used in conjunction with the heaters and are depreciated over a 5-year life.  The net book value of heaters was $6.9 million and $6.0 million as of December 31, 2002 and December 31, 2001, respectively.

            In October 2001, the Company sold two ten-acre parcels of land and associated buildings, resulting in a gain of approximately $2.3 million.  The Company is currently leasing back one of the buildings under a short-term lease that expires in October 2003 and the Company recognized the entire gain at the time of sale.

            The Company reviews property for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset.  Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to fair value and an impairment loss will be recognized.

            Goodwill and Other Intangible Assets

            The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002 and discontinued amortization of goodwill and other intangible assets except those with finite lives.  Amortization expense related to goodwill and other intangibles was approximately $400,000 and $3,490,000 for the years ended December 31, 2002 and December 31, 2001, respectively.  Prior to January 1, 2002, goodwill and other intangible assets were amortized under a straight-line method over the estimated useful lives.  The following table presents the effects on previously reported net loss if the Company had adopted the non-amortization provisions of SFAS No. 142 as of the beginning of each periods:

	For the Year Ended December 31,

	2002	2001	2000

Reported net loss	$(1,664)	$(143,671)	(9,197)
Add back: goodwill amortization	—	3,490	3,320

Adjusted net loss	$(1,664)	$(140,181)	(5,877)

            The Company periodically reviews the recoverability of the carrying value of goodwill, intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of these assets is determined by analysis of the assets’ fair value by comparing the forecasted future undiscounted net cash flows from the operations to which the assets relate, based on management’s best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets.  The Company completed its annual impairment test of goodwill as of December 31, 2002, which indicates no impairment of existing goodwill.  In the fourth quarter of 2001, as a result of significant losses from operations, the Company reassessed future cash flows and operating results and recorded a goodwill impairment charge of approximately $33,128,000.  The change in the goodwill amount for fiscal year 2002 was solely attributable to changes in foreign currency exchange rates.

           Revenue Recognition

           The Company recognizes revenue net of reserves when product is shipped and title passes to the customer as the earnings process is substantially complete at that time. The Company establishes reserves for sales returns for shipping errors or damaged goods, rebates and other allowances based on historical experience.  The Company sells its products to its distributors without right of return based on a listed price.  Distributors charge the service providers, or the distributor’s end customers, a contract price (which is determined by their group purchasing organization affiliation or individual contract price) plus a service margin.  As is customary within the industry, the Company rebates the difference between the list price and the specific contract price to the distributor.  The Company records revenue and receivables net of rebatable amounts, based on historical experience. In the event no rebate is payable, the rebate amount is reversed and recognized as revenue.

           Income Taxes

The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated for recoverability and a valuation allowance is established to appropriately reduce such assets to that amount which will more likely than not be realized.

           Foreign Currency Translation

           The Company uses the local currency of its foreign operating subsidiaries as the functional currency for such subsidiaries.  Accordingly, all assets and liabilities at the Company’s subsidiaries located outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date.  Income and expense items are translated at the weighted-average exchange rate prevailing during the period.  The resulting translation gains and losses are recorded as other comprehensive income (loss) in stockholders’ deficit in the accompanying consolidated financial statements.

           Concentration of Credit Risk

           The Company sells its products primarily to customers in the United States and Europe.  Historically, the Company has not experienced significant losses related to trade receivables from concentrations of individual customers or from groups of customers in any geographic area. The Company has three customers that collectively accounted for 39.3% of 2002 net sales and 31.8% net receivables at December 31, 2002. To the extent the company loses one of its significant customers, the impact on the Company could be material.

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

           Stock-Based Compensation

           SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) issued by the Financial Accounting Standards Board (“FASB”) encourages, but does not require, companies to record compensation expense for stock-based compensation at fair value.  The Company has chosen to account for stock-based compensation using the intrinsic method prescribed in Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the determined market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 9).

           New Accounting Pronouncements

           In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”).  This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.  Any acquisitions made by the Company after June 2001 will be recorded in accordance with SFAS 141.

           Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Goodwill is no longer amortized and is assessed at least annually for impairment using a fair value methodology.  The Company stopped amortizing goodwill, effective January 1, 2002, and as a result, no charges for goodwill amortization are included in the 2002 financial statements. The Company completed its annual impairment test of goodwill as of December 31, 2002, which indicates no impairment of existing goodwill.  The Company operates in two reporting units; North American operations (known as the guarantor) and international operations (known as the non-guarantor). These two reporting units are identical to the operating segments described in Note 10.

           Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a disposal cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized disposal cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement.  SFAS 143 is effective January 1, 2003.  The Company does not expect the adoption of SFAS 143 to have a material impact on the Company’s financial statements.

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

           In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”).  SFAS 145 updates and clarifies existing accounting pronouncements related to gains and losses from extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions.  The Company will adopt the provisions of SFAS 145 as of January 1, 2003.  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

           In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will apply the provisions of SFAS 146 to all exit or disposal activities that are initiated after December 31, 2002.

           In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.  The Company will apply the guidance provided in FIN 45 for any guarantees issued after December 31, 2002 and has adopted disclosure requirements for the current reporting period.

           In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”), an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  SFAS 148 amends SFAS 123 to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures for both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results.  The annual disclosure requirements of SFAS 148 are included in Note 9 and the interim transition reporting requirements of SFAS 148 are effective for the Company’s fiscal year 2003.  The Company does not expect SFAS 148 to have a material impact on its consolidated results of operations or financial position.

           In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51.  FIN 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity’s activities or the company receives a majority of the entity’s residual returns.  FIN 46 also requires certain disclosure about variable interest entities in which the company has a significant interest, regardless of whether consolidation is required.  The Company will adopt the provisions of FIN 46 as of January 1, 2003, while the disclosure provisions will become effective for the interim period ending March 31, 2003.  The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

           Reclassifications

           Certain 2001 amounts have been reclassed for consistency with 2002 presentation.

3.        Detail of Selected Balance Sheet Accounts

           Property, Plant and Equipment

           The following is a summary of property, plant and equipment (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Land	$444	$2,044
Buildings	10,400	15,965
Leasehold improvements	2,931	1,849
Machinery, equipment and purchased software	95,747	91,078
Furniture and fixtures	2,602	2,900

	112,124	113,836
Less — Accumulated depreciation and amortization	(74,186)	(68,281)

	37,938	45,555
Construction in process	1,930	713

Property and equipment, net	$39,868	$46,268

           Goodwill

           The following is a summary of goodwill and accumulated amortization (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Goodwill	$44,395	$37,354
Less — Accumulated amortization	(10,258)	(8,856)

	$34,137	$28,498

           The change in goodwill and accumulated amortization for the year ended December 31, 2002 is entirely due to foreign currency exchange differences.

           Accrued Liabilities

           Accrued liabilities consisted of the following (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Payroll and related	$5,917	$5,090
Interest	7,153	4,260
Closure of manufacturing facility	1,829	694
Vacation	1,642	1,905
Taxes	423	1,630
Pension	1,120	1,077
Medical self-insurance	1,160	876
GPO fees	1,473	821
Closure of distribution facility	—	738
Insurance	316	—
Freight	579	—
Other	780	211

	$22,392	$17,302

4.        Mandatorily-Redeemable Preferred Stock

           In connection with a recapitalization of the Company in April 1998, the Company issued 300,000 shares of mandatorily-redeemable 11-1/2% senior exchangeable pay-in-kind (“PIK”) preferred stock due 2010. Net proceeds from the issuance were $29.0 million.  The preferred stock is exchangeable for subsequent offerings of Company preferred stock or subordinated notes.  Dividends are payable semi-annually in arrears on April 15 and October 15 each year. Dividends will be payable in cash, as amended, except on dividend payment dates occurring on or prior to April 15, 2004, for which the Company has the option to issue additional shares of preferred stock (excluding fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. The stock is mandatorily redeemable as of 2010 at the then effective liquidation preference.  Accordingly, the Company is accreting the original issuance costs of $1,000,000 over a 10-year period to PIK preferred stock to current redemption value on the consolidated financial statements through a charge to accumulated deficit.  As of December 31, 2002 and December 31, 2001, the Company had accreted to PIK preferred stock $450,000 and $373,000, respectively, of the issuance costs.  The preferred stock ranks junior in right of payment to all obligations of the Company and its subsidiaries.

5.        Junior Preferred Stock

           In August 2001, the Company issued 3,000 shares of 12% Junior Convertible Cumulative Preferred Stock (the “Junior Preferred Stock”) to Holding for cash consideration of $3,000,000.  Each share of the Junior Preferred Stock may be redeemed from time to time, in whole or in part, at the option of the Company at the redemption price of 100% of the Liquidation Preference of the Junior Preferred Stock or $1,000 per share plus accumulated and unpaid dividends that would be payable on such shares of Junior Preferred Stock.  Each share of Junior Convertible Cumulative Preferred Stock is convertible, without any additional consideration by the holder thereof and at the option of the holder thereof, at any time after the date of issuance of such shares into such number of fully paid and nonassessable shares of Company common stock as determined by dividing $1,000 by the conversion price in effect at the time of conversion.  In addition, each holder of Junior Preferred Stock shall also receive in respect of each share converted all accrued and unpaid dividends on such share payable at the election of the holder, either (i) in a number of shares of Common Stock obtained by dividing the amount of accrued and unpaid dividends on each share of Junior Preferred Stock by the conversion price in effect at the time of the conversion or (ii) in cash in the amount of such accrued and unpaid dividends on such shares of Junior Preferred Stock.  The initial conversion price at which the shares of common stock shall be deliverable upon conversion shall be $10.00 per share and shall be subject to adjustments for stock splits, stock or other dividends, combinations of stocks, mergers and reorganizations.

6.        Long-Term Debt Obligations

           The Company’s long-term debt obligations consist of the following (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Borrowings under acquisition facility	$40,000	$40,000
Borrowings under revolving credit facility	9,300	15,000
Term loan payable to domestic banks	6,250	10,000
Term loan payable to domestic banks to be exchanged for notes payable to affiliates	—	12,000
Term and revolving loan payable to Swedish bank	14,025	16,930
Senior subordinated notes	115,000	115,000
Note payable to affiliate	39,317	17,217

	223,892	226,147
Less—current portion	(13,783)	(20,680)

Long-term debt	$210,109	$205,467

           Credit Facility

           The Credit Facility consists of a $55.0 million Revolving Loan Facility and a $40.0 million Term Loan Facility and matures, as amended, on June 30, 2004.  The Revolving Loan Facility permits borrowings of up to $40.0 million (all of which has been borrowed and is outstanding) which may be used for permitted acquisitions (the “Acquisition Facility”) and up to $15 million (of which $9.3 million is outstanding and $4.4 million is available for borrowing) (the “Working Capital” portion), which may be used for general corporate purposes (other than acquisitions).  The Revolving Loan Facility has a letter of credit sublimit of $7.5 million, of which $1.3 million is currently utilized. The Term Loan Facility requires principal installments totaling $6.3 million in 2003.  The Acquisition Facility requires principal installments totaling $3.0 million in 2003 and $37.0 million in 2004.  The Revolving Loan Facility matures on June 30, 2004.

           On May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement.  Under the terms of the amendment to the Credit Facility, the lenders and the Company agreed to (i) waive all existing events of default; (ii) extend the final maturity of the Credit Facility to June 30, 2004; (iii) amend existing amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend future financial covenants.  As a result of the amendment, as of December 31, 2002, the Company is in compliance with the amended terms and provisions of the Credit Facility.  In conjunction with the amendment, the Company and its subsidiary HRC Holding Inc. (“HRC”) issued an aggregate of $20 million in new senior term notes with warrants to Holding’s majority stockholder, $12.0 million of which was exchanged for bank term loans previously acquired.  The notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004. The remaining $8.0 million in proceeds from the senior notes were used to pay interest due under the Subordinated Notes, fund expenses associated with the amendment and provide funds for ongoing working capital purposes.

           The interest rate under the Credit Facility is based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined) plus a margin during the period and for the applicable type of loan as follows:

	Margin

Period and Loan Type	Base Rate	Eurodollar

Through June 2002
Term and Working Capital	3.00%	4.00%
Acquisition	3.25%	4.25%
July 2002 through March 2003
Term and Working Capital	3.50%	4.50%
Acquisition	3.75%	4.75%
Thereafter
Term and Working Capital	4.00%	5.00%
Acquisition	4.25%	5.25%

           For periods after June 2002, the margins set forth above are subject to pricing reductions depending on the Company’s then existing leverage ratio.

           The following summarizes interest rate data on the Credit Facility:

	As of

	December 31, 2002	December 31, 2001

Revolving credit facility rate	5.938%	6.511%
Term and acquisition loan facility rate	5.938 to 6.625%	5.938%

           Borrowings under the Credit Facility are required to be prepaid from Excess Cash Flow (as defined in the Credit Agreement).

           The Credit Facility is secured by a first priority lien on substantially all of the properties and assets of the Company and the guarantors now owned or acquired later, including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company of its existing and future subsidiaries.  The Credit Facility is guaranteed jointly and severally by Holding and certain of the Company’s subsidiaries.

           The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company’s subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates.  The Company is also required to comply with financial covenants with respect to (a) limits on annual aggregate capital expenditures (as defined) and (b) a minimum EBITDA test.

           Total borrowings as of December 31, 2002 were $9.3 million and $40.0 million under the Revolving Loan Facility and Acquisition Facility, respectively, and $6.3 million under the Term Loan Facility.  As of December 31, 2002, $4.4 million was available for borrowing under the Revolving Credit Facility and none is available for borrowing under the acquisition facility.  No additional borrowing is available under the Term Loan Facility.  As of December 31, 2002 and December 31, 2001 the fair value of the Term Loan facility and Revolving Credit facility approximated the face value.

           Bank Notes Payable

           On March 21, 2001, the Company’s primary European subsidiary, Hudson RCI AB, replaced its existing lending agreement denominated in Swedish krona with a new loan that allows for borrowings (the “Hudson AB

Bank Notes”) of up to approximately $17.0 million.  The principal is amortized over 18 equal quarterly payments commencing June 30, 2001 with a final maturity of September 30, 2005.  Interest is based on the STIBOR rate (3.81% as of December 31, 2002) plus 1.25% to 1.85%, based on the outstanding balance of the loan.  The loan is guaranteed jointly and severally by Hudson Euro SárL, a wholly-owned subsidiary of the Company and 100% owner of Hudson RCI AB and subsidiaries, Hudson RCI UK Ltd. and Hudson France S.A.S. The loan contains certain affirmative and restrictive provisions including, but not limited to, restrictions on additional indebtedness and compliance with certain financial covenants.  The loan also restricts Hudson RCI AB’s ability to dividend to its parent companies.  As of December 31, 2001, Hudson RCI AB was not in compliance with the terms and conditions of the Hudson RCI AB Bank Notes.

           In September 2002, the Company’s wholly-owned subsidiary, Hudson RCI AB, reached an agreement with its lenders to amend the credit agreement and waive all non-compliance.  As a part of the agreement, (i) Hudson RCI AB agreed to pay down $1.0 million in principal on the term loan facility and (ii) certain financial covenants were amended.  As of December 31, 2002, Hudson RCI AB was in compliance with all terms and conditions of the Hudson RCI AB Bank Notes.

           At December 31, 2002 and December 31, 2001, borrowings under the Hudson AB Bank Notes equaled $14.0 million and $16.9 million, respectively.

           The interest rate on the Bank Notes Payable as of December 31, 2002 and December 31, 2001 was 6.66% and 5.74%, respectively.

           The following summarizes future principal amounts payable on all of the Company’s debt as of December 31, 2002 (amounts in thousands):

2003	13,783
2004	72,933
2005	17,217
2006	2,266
2007	—
Thereafter	117,693

$223,892

           Senior Subordinated Notes

           The Company has $115.0 million of senior subordinated notes (the “Notes”). The Notes are fully transferable and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, as defined, of the Company.  The Notes bear interest at a rate equal to 9-1/8% per annum from the date of issuance of the Notes. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes mature on April 15, 2008 and will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003 at a redemption price of 100.0% to 104.6% of face value depending on the date of the redemption.  The Notes are guaranteed jointly and severally by Hudson Respiratory Care Inc. and its Mexican subsidiaries.

           The fair value of the Company’s senior subordinated notes at December 31, 2002 and December 31, 2001 was approximately $61.0 and $77.1 million, respectively. The fair value is estimated based on the quoted market prices for issues listed on exchanges and is not intended to, and does not, represent the underlying fair value of the Company.

           Notes Payable to Affiliates

           As of December 31, 2002, the Company and HRC had an aggregate of $39.3 million in notes payable to the majority shareholder of the Company’s parent, current shareholders of the Company and certain members of management.  The following table summarizes these notes (amounts in thousands):

Issue Date	Maturity Date	Interest Rate	Note Amount	Warrants Issued In Connection With Note (shares)

April 2001	March 2005	10.0%	$6,451	—
August 2001	March 2005	10.0	8,500	—
May 2002	December 2004	12.0	12,000	12,000

Issued by Hudson			26,951	12,000

July 1999	August 2006	12.0	2,266	—
May 2002	December 2004	12.0	8,000	8,000
December 2002	December 2004	12.0	2,100	2,100

Issued by HRC			12,366	10,100

Total			$39,317	22,100

           All warrants, including those issued in connection with HRC notes, are for the common stock of Hudson. The notes issued in April and August of 2001 have a conversion provision allowing the holder, at their demand, to exchange the notes for Company common stock at $10.00 per share.

           The Notes issued by the Hudson and HRC are unsecured and rank pari-passu to the Senior Subordinated Notes.

           As of December 31, 2002 the fair value of the notes to affiliates approximates their face value.

7.         Commitments and Contingencies

           The Company has capital and operating leases for certain facilities, automobiles and office equipment under non-cancelable leases, with the majority of the automobile leases having a term of one year with annual renewal provisions.  Rental expense for the years ended December 31, 2002 and December 31, 2001 amounted to $3,113,000 and  $4,657,000, respectively.

           The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2002 (amounts in thousands).  Capital lease amounts are included in non-current liabilities on the accompanying consolidated balance sheet:

	Capital Leases	Operating Leases

Year ending December 31,
2003	$71	$3,281
2004	71	2,896
2005	71	2,322
2006	12	1,348
2007	10	1,122
Thereafter	—	2,391

Total minimum lease payments	235	$13,360

Less amount representing interest	48

Total present value of minimum payment	187
Less current portion of such obligations	51

Long-term obligations with interest rate of 11.0%	$136

Assets recorded under capital leases as of December 31, 2002 and December 31, 2001 are as follows (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Machinery and equipment	$267	$297
Less accumulated depreciation	(64)	(31)

Net property, plant and equipment	$203	$266

           Self-Insurance

           The Company self-insures the majority of its medical benefit programs. Reserves for medical claim losses (including retiree benefits) totaling approximately $1,160,000 and $876,000 at December 31, 2002 and December 31, 2001, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying consolidated balance sheet. The Company maintains excess coverage on an aggregate claim basis.  Effective November 1, 2001, the Company became self-insured for workers’ compensation.  Reserves for workers’ compensation claim losses totaling approximately $353,000 and $350,000 at December 31, 2002 and December 31, 2001, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying consolidated balance sheet.

           Legal

           The Company is not party to any material lawsuits or other proceedings.  While the results of the Company’s other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities arising from settlement or loss, if any, will have a material adverse effect on the financial position or results of operations of the Company.

           Accrued Severance Costs

           In 2001, the decision was made to close the Argyle manufacturing facility and relocate that facility’s operations to Tecate, Mexico by April 2003.  As of December 31, 2002, 147 employees had been notified that their positions would be eliminated with an estimated severance cost of $2,160,360.  The following summarizes the activity of accrued severance costs (amounts in thousands, except for employees) as of and for the two year period ended December 31, 2002:

	Employees Affected	Accrued Severance

As of December 31, 2000	—	$—
Position eliminations announced	83	694
Positions eliminated and severance paid	—	—

Balance remaining at December 31, 2001	83	694
Position eliminations announced	64	1,466
Positions eliminated and severance paid	(46)	(331)

Balance remaining at December 31, 2002	101	$1,829

           Guarantees

           The Company self-insures the majority of its medical benefit programs whereby the Company directly assumes the liability for employee medical and dental claims presented, subject to per-claim and aggregate maximums. A third-party administrator processes all employee medical claims and requires the Company to collateralize a portion of its potential payment liability through the use of standby letters of credit.  The standby letters of credit are issued for one-year periods with automatic annual extensions until such time the third-party administrator determines all outstanding claims for the policy period have been paid. As of December 31, 2002, the company had issued two such standby letters of credit totaling approximately $1,200,000.

           Additionally, the Company has issued a standby letter of credit totaling $135,000 in support of an operating lease obligation.  The letter of credit expires on September 24, 2004.

           The Company’s wholly owned Mexican subsidiaries and their parent, IH Holdings, LLC, a United States based holding company are guarantors of the Company’s Credit Facility and Senior Subordinated Notes.  Under such guarantees, the subsidiaries would also be liable for the entire amount outstanding under the Credit Facility and Subordinated Notes Payable. As of December 31, 2002, amounts outstanding under these facilities totaled $170.6 million

           The Company currently guarantees the facility lease for one of its wholly owned Mexican subsidiaries. Under this guaranty, the Company is liable for lease payments extending through March 31, 2005 with minimum lease payments totaling $945,000.

          Additionally, during its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include, (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providors pertaining to claims based on the negligence or willful misconduct of the Company, (iv) indemnities involving the accuracy if representations and warranties in certain contracts and (v) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and other guarantees in the accompanying consolidated balance sheets.

8.        Income Taxes

           The Company is included in the consolidated income tax returns of its parent. The Company provides for income taxes on a stand-alone basis in accordance with the asset and liability method pursuant to an informal tax-sharing agreement.

           The components of the deferred tax asset are (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Basis differences arising from Section 338(h)(10) election	$60,674	$64,102
Net operating loss carryforwards	47,308	32,785
Other	633	1,285

	108,615	98,172
Valuation allowance	(108,615)	(98,172)

	$—	$—

           As of December 31, 2002 and December 31, 2001, the Company had net deferred tax assets before any valuation allowance of $108.6 million and $98.2 million, respectively.  This asset relates primarily to basis differences in goodwill and net operating loss carryforwards for tax purposes.  As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $108.0 million and $91.0 million, which begin to expire in 2018 and 2003, respectively.

           Under SFAS No. 109, “Accounting for Income Taxes,” the Company is required to place a valuation allowance against any deferred tax assets unless it is more likely than not that the asset will be realized.  In accordance with this standard, the Company has placed a valuation allowance against its deferred tax assets of approximately $108.6 million as of December 31, 2002.

           The reconciliation of the actual tax expense to tax computed at the statutory federal (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Income taxes at statutory rate	$80	$(25,098)
Other	31	4,298
Foreign taxes	(484)	959
Valuation allowance	2,270	89,695

	$1,897	$69,854

           The provision for income taxes for the years ended December 31, 2002 and December 31, 2001 consists of the following (amounts in thousands):

	Fiscal Year 2002

	United States	Foreign	Total

Current	$—	$1,387	$1,387
Deferred	235	275	510

	$235	$1,662	$1,897

	Fiscal Year 2001

	United States	Foreign	Total

Current	$—	$959	$959
Deferred	68,895	—	68,895

	$68,895	$959	$69,854

9.        Deferred Compensation and Benefit Plans

           Pension and 401(k) Plans

           The Company has a defined-contribution pension plan covering substantially all its employees who are 21 years of age with two or more years of service.  The Company contributes an amount equal to 6% of employees’ basic compensation.  Contribution expense relating to this plan totaled approximately $943,000 for the fiscal year ended December 31, 2001.  In 2002, the plan was frozen and replaced with a new plan that covers substantially all of its employees who are 18 years of age with two or more years of service.  No contributions will be made to the old plan after December 31, 2001.  Company contributions to the new plan will be made at the Company’s discretion.  As of December 31, 2002, the Company had provided $1,034,000 for future contributions relating to the new plan.

           During 2001, the Company determined that the pension plan for 1999 and 2000 was not fully funded.  The Company paid $331,275 in associated penalties and fully funded the plan through 2000.

           The Company has a 401(k) plan covering substantially all of its employees who are 21 years of age with 30 days or more of service.  Participants may contribute up to 10% of their base compensation to this plan, subject to certain Internal Revenue Code (IRC) limitations, each year.  The plan does not require matching contributions by the Company and to date, none have been made.

           Deferred Compensation

           Effective December 1, 1994, the Company established a deferred compensation plan for certain key employees. As of December 31, 2002 no material amount of compensation has been deferred.

           Management Bonus Plans

           In 2002 and 2001, the Company offered a management bonus plan for its executives and senior management.  The plan is based on attainment of financial goals as well as individual performance objectives. The financial objectives were based on attainment of minimum EBITDA levels, and provided for bonus amounts to increase as EBITDA increases.  The Company periodically offers additional incentive compensation to individuals who demonstrate superior performance.  The Company has put a similar plan into place for 2003.

           Stock Subscription Plans

           In April 1998, Holding adopted an Employee Stock Subscription Plan and an Executive Stock Subscription Plan (collectively, the “Stock Subscription Plans”) pursuant to which executives of the Company purchased 800,000 shares of common stock of Holding valued at $10.00 per share.  The Stock Subscription Plans provide for a repurchase option in favor of Holding upon termination of employment at stated repurchase prices.  In addition, the Stock Subscription Plans provide for restrictions on the transferability of shares prior to the fifth anniversary of the recapitalization or Hudson RCI’s initial public offering.  The shares are also subject to a right of first refusal in favor of Holding, as well as obligations to sell at the request of Freeman Spogli and co-sale rights if Freeman Spogli sells its shares to a third party.  No additional shares of Holding common stock were sold under the Stock Subscription Plans in fiscal 2002 or 2001.

           Shareholder Agreement

           Helen Hudson Lovaas (The “Continuing Shareholder”) and Holding have entered into a Shareholders’ Agreement, as amended (the “Shareholders’ Agreement”).  The Shareholder Agreement provides that i) Holding and the Continuing Shareholder have the right to purchase their pro rata share of certain new issuances, ii) in consideration for the contribution of consideration received from Holding for certain issuances of the common stock of Holding, the Company will issue equivalent shares of Company common stock to Holding, iii) in the event of a sale of Company stock by Holding or Freeman Spogli, the Continuing Shareholder is obligated to sell all or part of her shares at the request of Holding and the Continuing Shareholder has the right to participate in such sale on a pro rata basis, iv) the restriction on the transferability of the shares for a two year period following the recapitalization and provides for a right of first offer on the Continuing Shareholder’s common stock and v) in the event the Company participates in an IPO, the Company will exchange all of the Company’s existing common stock for newly issued common stock.

           2001 Non-Qualified Stock Option Plan

           In 2001, the Board of Directors of the Company approved adoption of a Stock Option plan for eligible employees, officers and consultants of the Company.  The plan reserves for the issuance of up to 5,000,000 shares of Company common stock in the form of unqualified or incentive stock options.  The Board of Directors shall determine the exercise price, which shall not be less than 100% and 85% of fair market value of the underlying stock for incentive and non-statutory options, respectively on the date of grant.  The option term and vesting periods will also be determined by the Board of Directors on the date of grant.  A summary of the stock option activity for the year ended December 31, 2002, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Options outstanding at December 31, 2001	—	$—
Options issued	3,550,000	1.00
Options cancelled	(50,000)	1.00
Options exercised	—	—

Options outstanding at December 31, 2002	3,500,000	$1.00

Options exercisable at December 31, 2002	2,625,000	$1.00

Weighted average remaining life (years)	3.25

           The Company adopted the disclosure requirements of SFAS 123, but elected to measure compensation expense in accordance with APB 25.  Accordingly, no compensation expense for stock options granted has been recognized.  The following table discloses the effect on net income if compensation expense had been determined based on the estimated fair value of the options granted in fiscal year 2002 consistent with the methodology of SFAS 123 (amounts in thousands):

	Year Ended December 31,

	2002	2001

Net income, as reported	$(1,664)	$(143,671)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	40	—

Pro forma net income	$(1,704)	$(143,671)

           The fair value of these options was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: 5-year risk-free interest rate of 2.83%; no dividend yield; an average volatility factor of 50.0%; and weighted average expected lives of 4 years.

           Retiree Medical Benefits

           Six retirees were provided continued medical benefits under the Company’s existing medical benefits program.  Based on the estimated obligations, a reserve of $325,000 was recorded as of December 31, 2002 and December 31, 2001.  As of January 1, 2003, the plan was frozen and no future retirees will participate in the plan.

10.        Geographic, Major Customer and Segment Information

           The Company sells respiratory care products to distributors and medical facilities throughout the United States and internationally. During 2002 and 2001, the Company had foreign sales of approximately $46,766,000 and $40,772,000, respectively.  This represented approximately 27.2% and 25.8% of total sales in 2002 and 2001, respectively.

           Operating results of the Company’s various product lines have been aggregated because of their common characteristics and their reliance on shared operating functions. Within the consumer products industry, the Company operates primarily in the U.S. (referred to herein as “domestic”) and in Europe.

           The Company’s percentage of sales by geographic region for the fiscal years ending December 31, 2002 and December 31, 2001 is as follows:

	Fiscal Year Ended

	December 31, 2002	December 31, 2001

Domestic	72.6%	74.3%
Europe	14.4	12.7
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	7.2	7.3
Canada	1.4	1.3
Other international	4.4	4.4

	100.0%	100.0%

            The Company’s percentage of sales by product category for the fiscal years ending December 31, 2002 and December 31, 2001 is as follows:

	Fiscal Year Ended

	December 31, 2002	December 31, 2001

Oxygen therapy	32.1%	32.6%
Airway management	28.1	29.2
Humidification and filtration	23.5	21.6
Aerosol therapy	16.3	16.6

	100.0%	100.0%

            The following summarizes the net book value of fixed assets at the respective locations as of December 31, 2002 and December 31, 2001 (amounts in thousands):

	As of

	December 31, 2002	December 31, 2001

Ensenada, Mexico	$1,210	$1,229
Tecate, Mexico	45	—
Stockholm, Sweden	528	422
Kuala Lampur, Malaysia	792	721
United States	37,293	43,896

	$39,868	$46,268

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

            The Company is the 100% owner of certain subsidiaries that do not guarantee the Company’s senior subordinated notes and certain bank debt.  The following tables disclose required consolidating financial information for guarantor and non-guarantor subsidiaries (amounts in thousands):

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2002

	Guarantor	Non- Guarantor	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash	$3,568	$2,857	$—	$6,425
Accounts receivable	17,207	7,007	—	24,214
Intercompany receivables	607	1,834	(2,441)	—
Inventories	19,303	4,204	(883)	22,624
Other current assets	1,162	555	—	1,717

Total current assets	41,847	16,457	(3,324)	54,980
PROPERTY, PLANT AND EQUIPMENT, NET	38,548	1,320	—	39,868
OTHER ASSETS:
Goodwill	—	34,137	—	34,137
Deferred financing and other costs, net	7,888	—	—	7,888
Investment in non-guarantor subsidiaries at cost	28,636	4,000	(32,636)	—
Other	1,064	—	—	1,064

Total other assets	37,588	38,137	(32,636)	43,089

	$117,983	$55,914	$(35,960)	$137,937

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable to bank	$9,250	$4,533	$—	$13,783
Accounts payable	8,540	1,839	—	10,379
Intercompany payables	1,834	607	(2,441)	—
Accrued liabilities	18,026	4,366	—	22,392

Total current liabilities	37,650	11,345	(2,441)	46,554
OTHER LIABILITIES:
Note payable to affiliate	26,951	12,366	—	39,317
Notes payable to bank, net of current portion	46,300	9,492	—	55,792
Senior subordinated notes payable	115,000	—	—	115,000
Other non-current liabilities	281	1,680	—	1,961

Total liabilities	226,182	34,883	(2,441)	258,624
Mandatorily-redeemable preferred stock	50,381	—	—	50,381

STOCKHOLDERS’ EQUITY (DEFICIT)	(158,580)	21,031	(33,519)	(171,068)

	$117,983	$55,914	$(35,960)	$137,937

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2001

	Guarantor	Non- Guarantor	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash	$4,713	$2,372	$—	$7,085
Accounts receivable	13,811	5,476	—	19,287
Intercompany receivables	8,738	1,314	(10,052)	—
Inventories	20,378	6,116	(1,276)	25,218
Other current assets	749	734	—	1,483

Total current assets	48,389	16,012	(11,328)	53,073
PROPERTY, PLANT AND EQUIPMENT, NET	45,125	1,143	—	46,268
OTHER ASSETS:
Intangible assets, net	—	28,498	—	28,498
Deferred financing and other costs, net	8,316	—	—	8,316
Investment in non-guarantor subsidiaries	28,636	4,000	(32,636)	—
Other	843	57	—	900

Total other assets	37,795	32,555	(32,636)	37,714

	$131,309	$49,710	$(43,964)	$137,055

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable to bank	$3,750	$16,930	$—	$20,680
Accounts payable	13,643	1,608	—	15,251
Intercompany payables	1,314	8,738	(10,052)	—
Accrued liabilities	13,533	3,769	—	17,302

Total current liabilities	32,240	31,045	(10,052)	53,233
OTHER LIABILITIES:
Note payable to affiliate	14,951	2,266	—	17,217
Notes payable to bank, net of current portion	73,250	—	—	73,250
Senior subordinated notes payable	115,000	—	—	115,000
Other non-current liabilities	90	1,097	—	1,187

Total liabilities	235,531	34,408	(10,052)	259,887
Mandatorily-redeemable preferred stock	44,989	—	—	44,989

STOCKHOLDERS’ EQUITY (DEFICIT)	(149,211)	15,302	(33,912)	(167,821)

	$131,309	$49,710	$(43,964)	$137,055

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Fiscal Year Ended December 31, 2002

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$150,044	$36,766	$(14,851)	$171,959
COST OF SALES	99,206	18,551	(15,246)	102,511

Gross Profit	50,838	18,215	395	69,448
OPERATING EXPENSES:
Selling, distribution, general and administrative	37,280	10,813	—	48,093
Amortization of goodwill	—	—	—	—
Research and development	1,653	925	—	2,578

	38,933	11,738	—	50,671

Income from operations	11,905	6,477	395	18,777
INTEREST EXPENSE AND OTHER, net:	16,591	1,953	—	18,544

(Loss) income before provision for income taxes	(4,686)	4,524	395	233
PROVISION FOR INCOME TAXES	207	1,690	—	1,897

Net (loss) income	$(4,893)	$2,834	$395	$(1,664)

	Fiscal Year Ended December 31, 2001

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$144,511	$28,319	$(14,762)	$158,068
COST OF SALES	106,745	15,749	(13,484)	109,010

Gross Profit	37,766	12,570	(1,278)	49,058
OPERATING EXPENSES:
Selling, distribution, general and administrative	47,257	10,383	—	57,640
Amortization of goodwill	1,561	1,929	—	3,490
Impairment of goodwill	26,217	6,911	—	33,128
Impairment of fixed assets	4,469	—	—	4,469
Research and development	1,015	1,028	—	2,043

	80,519	20,251	—	100,770

Income from operations	(42,753)	(7,681)	(1,278)	(51,712)
INTEREST EXPENSE AND OTHER, net:	19,895	2,327	(117)	22,105

Income before provision for income taxes	(62,648)	10,008	(1,161)	(73,817)
PROVISION FOR INCOME TAXES	69,097	757	—	69,854

Net Income	$(131,745)	$(10,765)	$(1,161)	$(143,671)

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Fiscal Year Ended December 31, 2002

	Guarantor	Non- Guarantor	Total

Net cash provided by (used in) operating activities	$8,314	$(2,053)	$6,261
Net cash used in investing activities	409	(788)	(379)
Net cash (used in) provided by financing activities	(9,968)	4,423	(5,545)
Effect of exchange rate changes on cash	100	(1,097)	(997)

NET DECREASE IN CASH	(1,145)	485	(660)
CASH, beginning of period	4,713	2,372	7,085

CASH, end of period	$3,568	$2,857	$6,425

	Fiscal Year Ended December 31, 2001

	Guarantor	Non- Guarantor	Total

Net cash used in operating activities	$3,740	$1,824	$5,564
Net cash (used in) provided by investing activities	(8,366)	(651)	(9,017)
Net cash provided by financing activities	8,902	(1,572)	7,330
Effect of exchange rate changes on cash	—	(322)	(322)

NET DECREASE IN CASH	4,276	(721)	3,555
CASH, beginning of period	437	3,093	3,530

CASH, end of period	$4,713	$2,372	$7,085

11.        Additional Paid In Capital

           In May 2002, in conjunction with the debt restructuring the Company issued to Holding’s majority stockholder and other shareholders warrants to purchase 20 million shares of common stock.  Additionally, in December 2002, the Company issued to other existing shareholders warrants to purchase 2.1 million shares of common stock.  The warrants are exercisable upon issuance for $1.00 per share and expire on May 15, 2009.  The warrants were valued at $881,000, based on the Black-Scholes valuation model. The fair value of these warrants was estimated at the date of grant with the following assumptions; 5-year risk-free interest rate of 5.25%; no dividend yield; an average volatility factor of 50.0%; and weighted average expected lives of 7 years.  The warrant value was deferred and is being amortized to interest expense over the term of the debt.

12.        Unaudited Quarterly Financial Information

           The following is unaudited summarized quarterly financial data (amounts in thousands):

	2002 Quarter Ended

	March 31	June 30	September 30	December 31

Net sales	$42,985	$41,477	$41,923	$45,574
Gross profit	18,060	17,913	16,096	17,379
Net income (loss)	354	(588)	(2,546)	1,116

	2001 Quarter Ended

	March 31	June 30	September 30	December 31

Net sales	$37,805	$40,801	$45,095	$34,367
Gross profit	9,775	15,840	20,789	2,654
Net income (loss)	(12,863)	(5,819)	1,953	(126,942)

            Fourth Quarter 2001 Adjustments

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

            As a result of the Company’s analysis of fixed assets in the fourth quarter, it was determined that certain machinery and equipment was no longer needed to support current business operations and had no value.  Additionally, certain software development costs incurred in 2001 related to the management information system failed to achieve their intended results and, as a result, were determined to have no future value.  As a result, the Company recorded an impairment charge of approximately $4.5 million.

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

          Arthur Andersen LLP (“Andersen”) is the former auditor of the Company.  As a result of recent events at Andersen, Andersen declined the Company’s request to reissue their audit report dated July 30, 2001 for the fiscal years ended December 31, 2000 and 1999 for inclusion in the Company’s 10-K filing for the fiscal year ended December 31, 2001.  As such, pursuant to the guidance given in the Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients, Release Nos. 33-8070; 34-45590; 35-27503; 39-2395; IA-2018; IC-25464; FR-62; File No. S7-03-02, the Company is filing this copy of the latest signed and dated accountant’s report issued by Andersen for such periods.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
   Hudson Respiratory Care Inc.:

          We have audited the accompanying consolidated balance sheets of HUDSON RESPIRATORY CARE INC., (a California Corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 25, 1998, December 31, 1999 and 2000.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHURANDERSEN LLP

Orange County, California July 30, 2001

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	December 31, 1999	December 31, 2000

CURRENT ASSETS:
Cash	$2,917	$3,530
Accounts receivable, less allowance for doubtful accounts of $973 and $3,500 at December 31, 1999 and 2000, respectively	30,425	28,307
Inventories	24,043	44,610
Other current assets	4,612	1,832

Total current assets	61,997	78,279

PROPERTY, PLANT AND EQUIPMENT, net	42,476	49,425

OTHER ASSETS:
Intangible assets, net	66,970	67,573
Deferred financing costs, net of accumulated amortization of $2,528 and $4,306 at December 31, 1999 and December 31, 2000, respectively	11,134	9,587
Deferred tax asset	68,943	69,105
Other assets	299	1,265

Total other assets	147,346	147,530

Total assets	$251,819	$275,234

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable to banks	$6,673	$10,686
Accounts payable	6,168	20,320
Accrued liabilities	11,700	12,707
Notes payable to affiliates	—	2,000

Other current liabilities	1,485	3,007

Total current liabilities	26,026	48,720
NOTE PAYABLE TO AFFILIATE, net of current portion	7,508	8,266
NOTES PAYABLE TO BANKS, net of current portion	82,513	85,962
SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000

Total liabilities	231,047	257,948

COMMITMENTS AND CONTINGENCIES (Note 7)
MANDATORILY-REDEEMABLE PREFERRED STOCK,$.01 par value: 1,800 shares authorized; 356 and 398 shares issued and outstanding at December 31, 1999 and 2000, respectively; liquidation preference--$35,558 and $39,783 respectively (Note 4)	34,558	39,043
Accrued preferred stock dividends, payable in kind	863	1,018

	35,421	40,061

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, no par value: 15,000 shares authorized; 10,044 and 10,387 shares issued and outstanding at December 31, 1999 and 2000, respectively	92,158	98,158
Cumulative translation adjustment	(862)	(1,151)
Accumulated deficit	(105,945)	(119,782)

Total stockholders’ equity (deficit)	(14,649)	(22,775)

Total liabilities, mandatorily-redeemable preferred stock and stockholders’ equity (deficit)	$251,819	$275,234

The accompanying notes are an integral part of these consolidated balance sheets.

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)

	For the Years Ended

	December 25, 1998	December 31, 1999	December 31, 2000

NET SALES	$100,498	$128,803	$159,278
COST OF SALES	56,802	75,418	84,923

Gross profit	43,696	53,385	74,355

OPERATING EXPENSES:
Selling	10,350	13,122	18,262
Distribution	3,336	4,647	10,109
General and administrative	10,125	13,269	24,023
Amortization of goodwill	159	1,463	3,320
Research and development	976	2,031	2,387

Total operating expenses	24,946	34,532	58,101

PROVISION FOR EQUITY PARTICIPATION PLAN AND RETENTION PAYMENTS	(68,693)	—	—
(Loss) Income from operations	(49,943)	18,853	16,254
OTHER EXPENSES:
Interest expense	(11,327)	(17,263)	(21,089)
Other, net	(406)	(1,232)	(1,159)

	(11,733)	(18,495)	(22,248)

(Loss) income before provision for income taxes and extraordinary item	(61,676)	358	(5,994)
PROVISION FOR INCOME TAXES	8,405	1,586	3,203

Loss before extraordinary item	(70,081)	(1,228)	(9,197)
EXTRAORDINARY ITEM-loss on extinguishment of debt	104	—	—

Net loss	(70,185)	(1,228)	(9,197)
OTHER COMPREHENSIVE LOSS:
Foreign currency translation loss	(119)	(398)	(289)

Comprehensive loss	$(70,304)	$(1,626)	$(9,486)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Cumulative Translation Adjustment	Retained Earnings (Accumulated) Deficit	Total

	Shares	Amount

BALANCE, December 25, 1997	14,469	$3,789	$(345)	$19,071	$22,515
Stockholder redemption	(12,969)	(3,379)	—	(124,244)	(127,623)
Foreign currency translation loss	—	—	(119)	—	(119)
Recapitalization investment	6,300	63,000	—	—	63,000
Issuance of common stock	13	125	—	—	125
Pay-in-kind preferred stock dividends	—	—	—	(2,512)	(2,512)
Effect of Section 338(h)(10) election on deferred taxes	—	—	—	77,064	77,064
Net loss	—	—	—	(70,185)	(70,185)

BALANCE, December 25, 1998	7,813	63,535	(464)	(100,806)	(37,735)
Issuance of common stock to parent for cash and contribution of Hudson RCI AB Stock (see Note 2)	2,231	28,623	—	—	28,623
Foreign currency translation loss	—	—	(398)	—	(398)
Pay-in-kind preferred stock dividends	—	—	—	(3,911)	(3,911)
Net loss	—	—	—	(1,228)	(1,228)

BALANCE, December 31, 1999	10,044	92,158	(862)	(105,945)	(14,649)
Issuance of common stock to parent for cash	343	6,000	—	—	6,000
Foreign currency translation loss	—	—	(289)	—	(289)
Pay-in-kind preferred stock dividends	—	—	—	(4,640)	(4,640)
Net loss	—	—	—	(9,197)	(9,197)

BALANCE, December 31, 2000	10,387	$98,158	$(1,151)	$(119,782)	$(22,775)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended

	December 25, 1998	December 31, 1999	December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,185)	$(1,228)	$(9,197)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Depreciation and amortization	6,101	8,315	11,719
Amortization/write-off of deferred financing costs and other	1,119	1,374	991
Loss (gain) on disposal of equipment	14	(5)	9
Change in deferred tax asset	6,735	1,385	(161)
Changes in operating assets and liabilities:
Accounts receivable	(4,547)	(2,701)	2,118
Inventories	(1,411)	(2,865)	(12,351)
Other current assets	437	(1,194)	2,780
Other assets	247	13	(966)
Accounts payable	2,482	(741)	14,152
Accrued liabilities	1,687	4,277	1,008
Management bonus accrual	(20,000)	—	—
Other current liabilities	—	1,426	1,522
Other non-current liabilities	—	(959)	—
Accrued equity participation plan (EPP)	83,939	—	—
Payment of EPP liabilities and retention bonuses	(89,642)	—	—

Net cash (used in) provided by operating activities	(83,024)	7,097	11,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,111)	(10,973)	(11,329)
Proceeds from sale of property, plant and equipment	18	23	4
(Advances) collections on notes receivable and other	—	(200)	2,384
Acquisition of certain assets of Gibeck, Inc.	(3,351)	—	—
Acquisition of certain assets of Medimex	—	(2,168)	—
Acquisition of certain assets of Tyco	—	(23,750)	(18,000)
Acquisition of Louis Gibeck AB stock, net of cash acquired of $ 8,208	—	(38,750)	—

Net cash used in investing activities	(6,444)	(75,818)	(26,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable to bank	(43,250)	(17,355)	—
Proceeds from bank borrowings	67,000	59,376	7,461
Additions to deferred financing costs	(12,918)	—	—
Redemption of stockholder interest	(127,623)	—	—
Proceeds from senior subordinated notes payable	115,000	—	—
Proceeds from note payable to affiliate	—	22,000	2,758
Repayment of note payable to affiliate	—	(14,492)	—
Net proceeds from sale of common and mandatorily-redeemable preferred stock, net of transaction costs	91,415	22,000	6,000

Net cash provided by financing activities	89,624	71,529	16,219

Effect of exchange rate changes on cash	(119)	(398)	(289)
NET INCREASE IN CASH	37	2,410	613
CASH, beginning of year	470	507	2,917

CASH, end of year	$507	$2,917	$3,530

The accompanying notes are an integral part of these consolidated financial statements.

	For the Years Ended

	December 25, 1999	December 31, 1999	December 31, 2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for—
Interest	$8,742	$15,333	$17,726

Income taxes	$1,699	$27	$898

DETAILS OF ACQUISITIONS (Note 2):
Acquisition price	$3,351	$79,499	$18,000
Less:
Common stock issued for acquisition	—	(6,623)	—
Cash acquired	—	(8,208)	—

Net cash paid for acquisitions	$3,351	$64,668	$18,000

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

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

1.       Company Background

          Hudson Respiratory Care Inc. (“Hudson” or the “Company”), a California corporation founded in 1945, is a manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets.  The Company is a wholly-owned subsidiary of River Holding Corp., a Delaware corporation (“River”).  River has no operations of its own, except the Company.  The Company’s respiratory care and anesthesia product lines include such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing.  In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies.  Internationally, the Company sells its products to distributors that market to hospitals and other health care providers.  The Company’s products are sold to distributors and alternate site service providers throughout the United States and internationally.  The Company’s respiratory product operations are conducted from its primary facility in Temecula, California, facilities in Arlington Heights and Elk Grove, Illinois, and a facility in Ensenada, Mexico. The Company’s anesthesia product operations are conducted from facilities located principally in Sweden and Malaysia, which were acquired in July 1999 (see Note 2).

Recapitalization

          In April 1998, the Company consummated a plan pursuant to which a majority interest in the Company was sold in accordance with an agreement and plan of merger (the “Recapitalization”).

Key components of the Recapitalization included:

(1)	Common and preferred equity investments in consideration for an 80.8% ownership in the Company’s common stock and preferred stock with an initial liquidation preference of $30.0 million
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
(6)	Payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2% interest in the common shares outstanding
(7)

Potential contingent payments based on 1998 performance, payable to the continuing shareholder and former participants in the Equity Participation Plan; however, as a result of the Company’s 1998 performance, noadditional amounts were due.

          The Company has terminated the Equity Participation Plan and has adopted an executive stock purchase plan. Additionally, Hudson’s sole shareholder prior to the Recapitalization, who owned the remaining 21.0% of Industrias Hudson (“Industrias”), a subsidiary of the Company, transferred this interest to the Company in consideration of one dollar. Because of the commonality of ownership, the 21.0% minority interest has been included in the financial statements for all periods presented.

          The Company effected a 245:1 stock split concurrent with the Recapitalization.  The stock split has been reflected in the stock amounts shown herein for all periods presented.

          The Recapitalization resulted in no change to the carrying amounts of the Company’s existing assets and liabilities. The Company recorded a deferred tax asset due to the conversion from S to C corporation status and a tax election to revalue the basis of assets and liabilities for tax purposes.

2.       Acquisitions

Gibeck, Inc.

          During 1998, the Company acquired certain assets of Gibeck Inc. (“Gibeck”), a subsidiary of Louis Gibeck AB, for a cash purchase price of $3.4 million. Gibeck engages primarily in the business of manufacturing, marketing, and selling custom anesthesia circuits. The acquisition was accounted for as a purchase and the purchase price was allocated as follows (amounts in thousands):

Goodwill	$1,817
Inventory	871
Machinery and equipment	663

$3,351

Hudson RCI AB

          On July 22, 1999, the Company acquired substantially all of the outstanding capital stock of Hudson RCI AB (formerly  Louis Gibeck AB or “LGAB”) and subsidiaries, a Swedish company engaged primarily in the business of manufacturing, marketing and selling respiratory and anesthesia equipment.  The purchase price was approximately $53.6 million, which included cash consideration of approximately $45.5 million (including approximately $8.2 million of cash acquired), a non-cash contribution of shares of common stock of River of $6.6 million and transaction expenses of approximately $1.5 million.

          The acquisition was funded with (i) a $22.0 million common stock sale to the Company’s existing majority shareholder, (ii) a $22.0 million, 12.0% per annum unsecured note payable to an affiliate of the Company’s existing majority shareholder due August 1, 2006 and (iii) a $5.9 million unsecured bank loan bearing interest at the bank’s reference rate plus 1/4% per annum due July 30, 2006.

          The acquisition of Hudson RCI AB was accounted for as a purchase and the purchase price was allocated based upon management’s estimate of the assets acquired and liabilities assumed as follows (amounts in thousands):

Cash	$8,208
Accounts receivable	1,823
Inventories	5,161
Fixed assets	1,206
Other assets	2,939
Current liabilities	(4,856)
Non-current liabilities	(4,123)
Goodwill	43,223

$53,581

          Had this acquisition and the acquisition of certain assets of Gibeck, Inc. occurred at the beginning of 1998 and 1999, the unaudited pro forma net sales, net loss before extraordinary item and net loss would be as follows (amounts in thousands):

	Year Ended

	December 25, 1998	December 31, 1999

Net sales	$122,819	$139,494
Net loss before extraordinary item	(66,344)	(1,949)
Net loss	(66,448)	(1,949)

          Goodwill related to the Hudson RCI AB acquisition is being amortized over a period of 20 years.

Acquisition of Product Lines

          On November 8, 1999, the Company acquired certain assets of Tyco Healthcare Group LP (“Tyco”), including Tyco’s incentive breathing exerciser and pulmonary function monitor product lines, for a cash purchase price of approximately $23.8 million.

          On October 28, 2000, the Company acquired certain assets of Tyco, including Tyco’s Sheridan® endotracheal tube for a cash purchase price of approximately $18.0 million.

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

Inventories

          Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market. At December 31, 1999 and December 31, 2000, inventories consisted of the following (amounts in thousands):

	1999	2000

Raw materials	$5,901	$8,134
Work-in-process	5,682	6,591
Finished goods	12,460	29,885

	$24,043	$44,610

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

Revenue Recognition

          The Company recognizes revenue when product is shipped. The Company establishes reserves for sales returns and other allowances based on historical experience.  The Company’s policy is to provide a reserve for estimated uncollectable trade accounts receivable. During 2000, the Company provided approximately $3.5 million for such accounts.

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

New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adoption was not material to the financial statements.

          During the second quarter of fiscal year 2000, Emerging Issues Task Force (EITF) No. 00-10 “Accounting for Shipping and Handling Fees and Costs” was issued. EITF No. 00-10 clarifies the accounting treatment and classification of the Company’s delivery revenues and expenses. The adoption of this EITF only affects the classification of certain revenues and costs related to delivery services and does not affect the Company’s net loss. Delivery costs include direct and incremental costs incurred to warehouse and move product to the Company’s customers. Since the Company records freight costs associated with delivery of product to customers as a component of cost of sales and warehousing costs as distribution expenses management believes the Company is in compliance with this pronouncement.

          During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes the Company is in compliance with this pronouncement.

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”).  This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.  The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

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

4.       Preferred Stock

          In connection with the Recapitalization, the Company issued 300,000 shares of mandatorily-redeemable 11-1/2% senior exchangeable pay-in-kind (“PIK”) preferred stock due 2010. Net proceeds from the original issuance were $29.0 million. Dividends are payable semi-annually in arrears on April 15 and October 15 each year. Dividends will be payable in cash, except on dividend payment dates occurring on or prior to April 15, 2003, for which the Company has the option to issue additional shares of preferred stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. The preferred stock will rank junior in right of payment to all obligations of the Company and its subsidiaries.

          The Company issued PIK preferred stock with a liquidation preference of approximately $3,757,000 and $4,207,000 to satisfy the dividend requirements in 1999 and 2000, respectively. As of December 31, 1999 and December 31, 2000 the Company accrued for PIK preferred stock dividends in the amount of  $863,000 and $1,018,000, respectively.

5.       Long-Term Debt Obligations

Summary of Amounts Outstanding

          The Company’s long-term debt obligations as of December 31, 1999 and December 31, 2000 consist of the following (amounts in thousands):

	1999	2000

Borrowings under revolving credit facility	$36,600	$53,000
Term loan payable to domestic banks	35,000	29,500
Term and revolving loan payable to Swedish bank	17,586	14,148
Senior subordinated notes	115,000	115,000
Note payable to affiliate	7,508	10,266

	211,694	221,914
Less—current portion	(6,673)	(12,686)

Long-term debt	$205,021	$209,228

Credit Facility

          In connection with the Recapitalization, the Company entered into a new credit agreement (the Credit Facility) with a bank group, which provides for borrowings of up to $100.0 million. This agreement consists of two separate facilities as follows:

1.)	Revolving credit—maximum borrowings of $60.0 million with a letter of credit sub-limit of $7.5 million.
This facility must be prepaid upon payment in full of the Term Loan facility.
2.)	Term loan—maximum borrowings of $40.0 million with quarterly installments to be made through maturity.

          Interest on the Credit Facility is based, at the option of the Company, upon either a eurodollar rate (as defined) plus 2.25%, or a base rate (as defined) plus 1.25% per annum. A commitment fee of 0.50% per annum is charged on the unused portion of the Credit Facility.

          The following summarizes interest rate data on the Credit Facility as of December 31, 1999 and 2000:

	1999	2000

Revolving credit facility rate	8.5625% to10.0%	9.563%
Term loan facility rate	8.75%	9.250%

          Total borrowings as of December 31, 2000 were $53.0 million and $29.5 million under the Revolving Credit Facility and Term Loan Facility, respectively. The Credit Facility will mature on April 7, 2004.

          The agreement provides the bank a first security interest in substantially all of the properties and assets of the Company and a pledge of 65.0% of the stock of Industrias, a wholly-owned subsidiary of the Company.  The agreement also requires the Company to maintain certain financial ratios and financial covenants, as defined in the agreement, the most restrictive of which and among other restrictions, prohibit additional indebtedness and limit dividend payments to the Company’s stockholders. The Credit Facility is guaranteed by the Company’s parent.

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

Senior Subordinated Notes

          Also related to the Recapitalization, the Company issued under an Indenture $115.0 million of senior subordinated notes (the “Notes”). The Notes are fully transferable and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, as defined, of the Company.

           The Notes bear interest at a rate equal to 9-1/8% per annum from the date of issuance of the Notes. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes will mature on April 15, 2008 and will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003. The Notes are guaranteed by Industrias.

          The fair value of the Company’s senior subordinated notes at December 31, 2000 was approximately $69.0 million. The fair value is estimated based on the quoted market prices for issues listed on exchanges and is not intended to, and does not, represent the underlying fair value of the Company.  Subsequent to December 31, 2000, the Company was in default of certain financial reporting requirements to the noteholders.  Management believes that it has cured this default.

Note Payable to Affiliate

          In connection with the acquisition of Hudson RCI AB during 1999, the Company borrowed $22.0 million under an unsecured 12% note payable to an affiliate of the Company’s existing majority stockholder. The note is due August 1, 2006. During 1999, the Company paid approximately $14.5 million in principal on the note.  During 2000, the Company Borrowed an additional $2 million from the existing majority shareholder under an unsecured 14% note payable due on demand.

Bank Notes Payable

          The Company has bank borrowings of $14.1 million outstanding at December 31, 2000, which are denominated in Swedish Krona. The borrowings bear interest at the 3-month STIBOR plus 0.75% to 1.75% (4.884% to 5.884% at December 31, 2000), are due December 21, 2003 and are secured by the common stock of Hudson RCI AB.

Future Debt Principal Payments

          As of December 31, 2000, future debt principal payments on the aforementioned debt are as follows (amounts in thousands):

Fiscal Year Ending:

2001	$10,686
2002	11,444
2003	13,444
2004	55,944
2005	5,130
Thereafter	125,266

$221,914

6.       Detail of Selected Balance Sheet Accounts

Property, Plant and Equipment

          The following is a summary as of December 31, 1999 and December 31, 2000 (amounts in thousands):

	1999	2000

Land	$2,044	$2,044
Buildings	15,078	15,875
Leasehold improvements	1,322	1,322
Machinery, equipment and purchased software	65,667	90,789
Furniture and fixtures	4,227	2,883

	88,338	112,913
Less — Accumulated depreciation and amortization	(57,740)	(64,556)

	30,598	48,357
Equipment installation in progress	8,481	268
ERP software installation in progress	3,397	800

Property and equipment, net	$42,476	$49,425

          Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:

Buildings	31.5 years
Leasehold improvements	Lesser of the useful life or lease term
Machinery, equipment and purchased software	5 to 7 years
Furniture and fixtures	3 to 7 years

          Upon retirement or disposal of depreciable assets, the cost and related accumulated depreciation are removed and the resulting gain or loss is reflected in income from operations.  Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred. ERP software installation costs are capitalized in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company implemented the new ERP system on April 1, 2000.

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

Intangible Assets and Deferred Financing Costs, net

          Amortization of intangible assets is provided using the straight-line method over the applicable amortization period. During 1999, the Company wrote-off certain fully-amortized patents. The following is a summary of the components of intangible assets as of December 31, 1999 and December 31, 2000 (amounts in thousands):

	Useful lives	1999	2000

Covenant not-to-compete	5 to 7 years	$3,500	$3,500
Patents	15 years	472	68
Goodwill	15 to 20 years	67,834	69,927
Other	5 to 20 years	133	133

		71,939	73,628
Less — Accumulated amortization		(4,969)	(6,055)

		$66,970	$67,573

          Deferred financing costs are amortized using the straight-line method over the period of the related debt.

          Management reviews Goodwill on a regular basis for possible impairment.  Management knows of no factors at December 31, 2000 which may affect the impairment recorded of long-lived assets.

Accrued Liabilities and Accounts Payable

          Accrued liabilities consisted of the following as of December 31, 1999 and December 31, 2000 (amounts in thousands):

	1999	2000

Interest	$4,162	$3,605
Payroll and related	4,095	4,224
Vacation	1,509	1,824
Pension	1,353	1,767
Medical self-insurance	577	569
Other	4	718

	$11,700	$12,707

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

          As of December 31, 2000, the Company had future obligations under operating leases as follows (amounts in thousands):

Fiscal Year Ending:

2001	$2,534
2002	2,290
2003	2,099
2004	1,914
2005	1,378
Thereafter	4,023

$14,238

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

8.       Income Taxes

          Effective November 1, 1987, the stockholder of Hudson elected S corporation status under the Internal Revenue Code, such that income of the Company is taxed directly to the stockholder for both federal and state income tax purposes. Hudson’s provision for income taxes and income taxes payable was limited to the California S corporation tax of 1.5%.

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

          During the fourth quarter of 1998, management evaluated the Company’s subsequent actual performance relative to certain budget projections which were originally used to evaluate the realizability of the deferred tax asset established at the time of the Recapitalization. Based upon this assessment, management provided a valuation allowance of $8,477,000 in the fourth quarter to reduce the deferred tax asset to an amount that management believes are more likely than not to be realizable. This change in estimate was included in the deferred tax provision for the year ended December 25, 1998.

          The effective tax rate for 1998, 1999 and 2000 consists of the following (amounts in thousands):

	1998	1999	2000

Income taxes at combined statutory rate of approximately 40%	$(24,094)	$143	$(2,398)
Domestic losses not benefited.	24,022	—	2,730
Foreign taxes	—	1,443	2,871
Valuation allowance	8,477	—	—

	$8,405	$1,586	$3,203

          The provision (benefit) for income taxes consists of the following (amounts in thousands):

	United States	Foreign	Total

2000
Current	$—	$3,203	$3,203
Deferred	—	—	—

	$—	$3,203	$3,203

1999
Current	$—	$340	$340
Deferred	1,724	(478)	1,246

	$1,724	$(138)	$1,586

1998
Current	$—	$—	$—
Deferred	8,405	—	8,405

	$8,405	$—	$8,405

          The 1998 tax provision results primarily from the valuation allowance discussed previously. As of December 31, 2000, the Company has recorded a net deferred tax asset of approximately $69.0 million primarily related to basis differences between financial reporting and tax purposes arising from the Section 338(h)(10) election to increase the tax bases of assets in connection with the Recapitalization (see Note 1), which in management’s opinion is more likely than not to be realized. As of December 31, 2000, the Company had a United States net operating loss carryforward of approximately $34.0 million.

          The components of the deferred tax asset as of December 31, 1999 and December 31, 2000 are (amounts in thousands):

	1999	2000

Basis differences arising from Section 338(h)(10) election	$68,873	$66,933
Net operating loss carryforwards	10,640	11,927
Other	(2,093)	(1,278)

	77,420	77,582
Valuation allowance	(8,477)	(8,477)

	$68,943	$69,105

9.       Related-Party Transactions

          Amounts included in the consolidated financial statements with respect to transactions with companies controlled by officers, the stockholders or members of their immediate families are as follows (amounts in thousands):

	December 25, 1998	December 31, 1999	December 31, 2000

Purchases	$128	$—	$—

Notes and advances receivable	$91	$7,608	$10,366

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

Equity Participation Plan

          Effective January 1, 1994, the Company’s Board of Directors adopted the Equity Participation Plan, as amended (the “Plan”). This Plan provided certain key employees and independent contractors deferred compensation based upon the Company’s value, as defined in the agreement. Benefits earned by participants were based upon a formula with a specified minimum benefit accruing each year for each participant, and benefits were accrued and charged to compensation in the year earned. As of the fiscal year ended 1998, the Company recorded $68,693,000 related to amounts earned by the Plan participants.

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

12.       Geographic, Segment and Major Customer Information

          The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance. The Company also reports information about the revenues derived from the enterprise’s products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions.

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

The Company’s percentage of sales by geographic region for the fiscal years ended 1998, 1999 and 2000 are as follows:

	1998	1999	2000

Domestic	79.9%	77.9%	80.3%
Europe	7.8	10.1	9.0
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	6.2	6.1	5.8
Canada	2.0	1.9	1.6
Other international	4.1	4.0	3.3

	100.0%	100.0%	100.0%

          The following summarizes the net book value of fixed assets at the respective locations as of December 31, 1999 and December 31, 2000 (amounts in thousands):

	December 31, 1999	December 31, 2000

Ensenada, Mexico	$1,134	$1,137
Stockholm, Sweden	342	291
Kuala Lumpur, Malaysia	741	672
United States	40,259	47,325

	$42,476	$49,425

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

13.       Unaudited Consolidated Quarterly Data

	1998 Quarters Ended

	March 27	June 26	September 25	December 25

Net sales	$24,265	$22,432	$22,130	$31,671
Gross profit	10,431	9,600	9,843	13,822
Income (loss) before extraordinary item	1,498	(66,623)	(243)	(4,713)
Net income (loss)	1,498	(66,727)	(243)	(4,713)

	1999 Quarters Ended

	March 26	June 25	September 24	December 31

Net sales	$27,169	$27,274	$30,827	$43,533
Gross profit	11,389	11,414	12,185	18,397
Income (loss) before extraordinary item	281	327	(1,554)	(282)
Net income (loss)	281	327	(1,554)	(282)

	2000 Quarters Ended

	March 31	June 30	September 30	December 31

Net sales	$40,807	$31,811	$41,111	$45,549
Gross profit	18,304	16,986	21,524	17,541
Income (loss) before extraordinary item	1,599	(385)	1,662	(12,073)
Net income (loss)	1,599	(385)	1,662	(12,073)

14.       Subsidiaries Debt Guarantee and Segment Data

          The Company is the 100% owner of certain subsidiaries, which do not guarantee the Company’s senior subordinated notes.  The non-guarantor subsidiaries consist principally of the assets, liabilities and operations of Hudson RCI AB and subsidiaries.  The following tables disclose the required consolidating financial information for the guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

ASSETS

	As of December 31, 1999

	Guarantor	Non- Guarantor	Adjustments	Total

CURRENT ASSETS:
Cash	$184	$2,733	$—	$2,917
Accounts receivable	28,329	2,096	—	30,425
Inventories	21,124	4,065	(1,146)	24,043
Other current assets	4,578	16,673	(16,639)	4,612

Total current assets	54,215	25,567	(17,785)	61,997
PROPERTY, PLANT AND EQUIPMENT, net	41,335	1,141	—	42,476
OTHER ASSETS:
Intangible assets, net	22,770	44,200	—	66,970
Deferred financing costs, net	10,749	385	—	11,134
Deferred tax asset	68,600	223	120	68,943
Investment in non-guarantor subsidiaries	29,245	—	(29,245)	—
Other assets	833	162	(696)	299

Total other assets	132,197	44,970	(29,821)	147,346

	$227,747	$71,678	$(47,606)	$251,819

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable to banks	$5,500	$1,173	$—	$6,673
Accounts payable	6,625	1,559	(2,016)	6,168
Accrued liabilities	8,344	3,356	—	11,700
Other current liabilities	458	10,876	(9,849)	1,485

Total current liabilities	20,927	16,964	(11,865)	26,026
NOTE PAYABLE TO AFFILIATE	—	13,906	(6,398)	7,508
NOTES PAYABLE TO BANKS, net of current portion	66,100	16,413	—	82,513
SENIOR SUBORDINATED NOTES PAYABLE	115,000	—	—	115,000

Total liabilities	202,027	47,283	(18,263)	231,047

Mandatorily-redeemable preferred stock	35,421	—	—	35,421
STOCKHOLDERS’ EQUITY (DEFICIT)	(9,701)	24,395	(29,343)	(14,649)

	$227,747	$71,678	$(47,606)	$251,819

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

ASSETS

	As of December 31, 2000

	Guarantor	Non- Guarantor	Adjustments	Total

CURRENT ASSETS:
Cash	$437	$3,093	$—	$3,530
Accounts receivable	32,665	4,395	(8,753)	28,307
Inventories	38,703	7,973	(2,066)	44,610
Other current assets	6,350	52,467	(56,985)	1,832

Total current assets	78,155	67,928	(67,804)	78,279
PROPERTY, PLANT AND EQUIPMENT, net	48,260	1,165	—	49,425
OTHER ASSETS:
Intangible assets, net	27,719	39,854	—	67,573
Deferred financing costs, net	9,587	—	—	9,587
Deferred tax asset	68,881	224	—	69,105
Investment in non-guarantor subsidiaries	29,245	—	(29,245)	—
Other assets	294	971	—	1,265

Total other assets	135,726	41,049	(29,245)	147,530

	$262,141	$110,142	$(97,049)	$275,234

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable to banks	$7,500	$3,186	$—	$10,686
Accounts payable	24,758	4,711	(9,149)	20,320
Accrued liabilities	9,420	3,287	—	12,707
Other current liabilities	1,242	22,764	(20,999)	3,007

Total current liabilities	42,920	33,948	(30,148)	46,720
NOTES PAYABLE TO AFFILIATE	2,000	8,266	—	10,266
NOTES PAYABLE TO BANKS, net of current portion	75,000	10,962	—	85,962
SENIOR SUBORDINATED NOTES PAYABLE	115,000	—	—	115,000
OTHER NON-CURRENT LIABILTIES	—	1,095	(1,095)	—

Total liabilities	234,920	54,271	(31,243)	257,948

MANDATORILY-REDEEMABLE PREFERRED STOCK	40,061	—	—	40,061
STOCKHOLDERS’ EQUITY (DEFICIT)	(12,840)	55,871	(65,806)	(22,775)

	$262,141	$110,142	$(97,049)	$275,234

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended December 31, 1999

	Guarantor	Non- Guarantor	Adjustments	Total

NET SALES	$121,796	$9,500	$(2,493)	$128,803
COST OF SALES	71,146	6,465	(2,193)	75,418

Gross profit	50,650	3,035	(300)	53,385

OPERATING EXPENSES:
Selling	10,649	2,473	—	13,122
Distribution	4,647	—	—	4,647
General and administrative	11,815	1,454	—	13,269
Amortization of goodwill	416	1,047	—	1,463
Research and development	1,362	669	—	2,031

Total operating expenses	28,889	5,643	—	34,532

Income (loss) from operations	21,761	(2,608)	(300)	18,853

OTHER EXPENSES:
Interest expense	(16,023)	(1,240)	—	(17,263)
Other, net	(633)	(599)	—	(1,232)

Total other expense	(16,656)	(1,839)	—	(18,495)

Income (loss) before provision (benefit) for income taxes	5,105	(4,447)	(300)	358
PROVISION (BENEFIT) FOR INCOME TAXES	2,183	(477)	(120)	1,586

Net income (loss)	$2,922	$(3,970)	$(180)	$(1,228)

Depreciation and amortization (a)	$6,531	$4,609	$—	$11,140

Adjusted EBITDA (b)	$28,292	$2,001	$(300)	$29,993

(a)	Includes approximately $2,825,000 of non-cash expense related to the recognition of the portion of purchase price allocation related to acquired inventories.

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

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2000

	Guarantor	Non- Guarantor	Adjustments	Total

NET SALES	$145,786	$33,536	$(20,044)	$159,278
COST OF SALES	87,092	16,875	(19,044)	84,923

Gross profit	58,694	16,661	(1,000)	74,355
OPERATING EXPENSES:
Selling	12,434	5,828	—	18,262
Distribution	9,566	543	—	10,109
General & Administrative	20,659	3,364	—	24,023
Amortization of goodwill	1,281	2,039	—	3,320
Research and development	1,072	1,315	—	2,387

Total operating expenses	45,012	13,089	—	58,101

Income (loss) from operations	13,682	3,572	(1,000)	16,254
OTHER INCOME AND (EXPENSES):
Interest expense	(18,506)	(2,583)	—	(21,089)
Other, net	(205)	(556)	(398)	(1,159)

Total other income (expense)	(18,711)	(3,139)	(398)	(22,248)

Income (loss) before provision (benefit) for income taxes	(5,029)	433	(1,398)	(5,994)
PROVISION (BENEFIT) FOR INCOME TAXES	—	3,203	—	3,203

Net income (loss)	$(5,029)	$(2,770)	$(1,398)	$(9,197)

Depreciation and amortization (c)	$10,450	$2,468	$—	$12,918

Adjusted EBITDA (d)	$24,132	$6,040	$(1,000)	$29,172

(c)	Includes approximately $1,199,000 of non-cash expense related to the recognition of the portion of purchase price allocation related to acquired inventories.

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

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 1999

	Guarantor	Non- Guarantor	Total

Net cash provided by operating activities	$6,108	$989	$7,097
Net cash used in investing activities	(34,928)	(40,890)	(75,818)
Net cash provided by financing activities	28,197	43,332	71,529
Effect of exchange rate changes on cash	—	(398)	(398)

NET INCREASE IN CASH	(623)	3,033	2,410
CASH, beginning of year	507	—	507

CASH, end of year	$(116)	$3,033	$2,917

	For the Year Ended December 31, 2000

	Guarantor	Non- Guarantor	Total

Net cash provided by operating activities	$11,804	$(180)	$11,624
Net cash used in investing activities	(29,329)	2,388	(26,941)
Net cash provided by financing activities	17,778	(1,559)	16,219
Effect of exchange rate changes on cash	—	(289)	(289)

NET INCREASE IN CASH	253	360	613
CASH, beginning of year	184	2,733	2,917

CASH, end of year	$437	$3,093	$3,530

15.       Subsequent Events

          On March 21, 2001, the Company replaced its existing lending agreement denominated in Swedish Krona with a new loan that allows for borrowings up to approximately $19,100,000.  The principal is amortized over 18 equal quarterly payments commencing June 30, 2001.  Interest is based on the STIBOR rate + 0% to 1.65%, based on the outstanding balance of the loan.  The loan is secured by a pledge of Hudson Euro SárL stock, a wholly-owned subsidiary of the Company and 100% owner of Hudson RCI AB, Hudson RCI UK Ltd. and Hudson RCI France S.A.S.

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

          As discussed in Note 5, the Company was not in compliance with certain restrictive covenants of the Credit Facility at December 31, 2000.  On July 30, 2001, the Company amended its Credit Facility covenants so that under the amended terms, the Company was in compliance as of December 31, 2000 and expects to remain in compliance until December 31, 2001. As part of this amendment (1) the Company’s shareholders agreed to invest an additional $3 million in senior subordinated convertible notes of the Company (2) certain maturities were extended and (3) interest rate margins increased.

HUDSON RESPIRATORY CARE INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Balance at Beginning of Period	Charges to Expenses	Write-offs	Balance at End of Period

Description
For the Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$(1,801)	$(845)	$1,315	$(1,331)
Reserve for inventory obsolescence	(2,032)	(566)	1,047	(1,551)
For the Year Ended December 31, 2001:
Allowance for doubtful accounts receivable	$(3,500)	$(2,826)	$4,525	$(1,801)
Reserve for inventory obsolescence	(500)	(1,923)	391	(2,032)

II-1

          Arthur Andersen LLP (“Andersen”) is the former auditor of the Company.  As a result of recent events at Andersen, Andersen declined the Company’s request to reissue their audit report dated July 30, 2001 for the fiscal years ended December 31, 2000 and 1999 for inclusion in the Company’s 10-K filing for the fiscal year ended December 31, 2001.  As such, pursuant to the guidance given in the Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients, Release Nos. 33-8070; 34-45590; 35-27503; 39-2395; IA-2018; IC-25464; FR-62; File No. S7-03-02, the Company is filing this copy of the latest signed and dated accountant’s report issued by Andersen for such periods.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
   Hudson Respiratory Care Inc.:

          We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of HUDSON RESPIRATORY CARE INC. (a California corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated July 30, 2001.  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying Schedule II — Valuation and Qualifying Accounts listed in the index above is the responsibility of the company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of those financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Orange County, California July 30, 2001

HUDSON RESPIRATORY CARE INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Balance at Beginning of Period	Charges to Expenses	Write-offs	Balance at End of Period

For the Year Ended December 31, 2000:
Allowance for doubtful accounts receivable	$(973)	$(3,106)	$579	$(3,500)
For the Year Ended December 31, 1999:
Allowance for doubtful accounts receivable	$(794)	$(440)	$261	$(973)

II-2