Form 10-Q
period 2003-06-30
RIVER HOLDING CORP
filed 2003-08-11
CIK 1061892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 9,144,293 on August 8, 2003.

RIVER HOLDING CORP. AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2003

i

Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURE

ii

RIVER HOLDING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(amounts in thousands)

	June 30, 2003	December 31, 2002

CURRENT ASSETS:
Cash	$2,604	$6,425
Accounts receivable, less allowance for doubtful accounts of $1,324 and $1,331 at June 30, 2003 and December 31, 2002, respectively	23,410	24,214
Inventories, net	24,142	22,624
Other current assets	1,744	1,459

Total current assets	51,900	54,722
PROPERTY, PLANT AND EQUIPMENT, net	43,425	45,769
OTHER ASSETS:
Goodwill	37,643	34,137
Deferred financing and other costs, net	6,957	7,888
Other assets	1,018	987

Total other assets	45,618	43,012

Total assets	$140,943	$143,503

See notes to unaudited condensed financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

	June 30, 2003	December 31, 2002

CURRENT LIABILITIES:
Notes payable to bank	$54,998	$13,783
Accounts payable	9,602	10,379
Accrued liabilities	23,805	22,302

Total current liabilities	88,405	46,464
NOTES PAYABLE TO BANK, net of current portion	8,666	55,792
SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000
NOTES PAYABLE TO AFFILIATES	39,317	39,317
OTHER NON-CURRENT LIABILITIES	2,137	1,961

Total liabilities	253,525	258,534
COMMITMENTS AND CONTINGENCIES (Note 4)
MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value; 2,990 shares authorized; 526 and 497 shares issued and outstanding at June 30, 2003 and December 31, 2002; liquidation preference — $52,594 and $49,735 respectively	52,085	49,189
Accrued preferred stock dividend, payable in kind	1,260	1,192

	53,345	50,381
STOCKHOLDERS’ EQUITY (DEFICIT):
Junior preferred stock, $0.01 par value; 10 shares authorized; 3 shares outstanding at June 30, 2003 and December 31, 2002	3,736	3,524
Common stock, $0.01 par value; 37,000 shares authorized; 9,144 issued and outstanding at June 30, 2003 and December 31, 2002	97,848	97,848
Additional paid in capital	881	881
Cumulative translation adjustment	4,696	2,740
Accumulated deficit	(273,088)	(270,405)

Total stockholders’ deficit	(165,927)	(165,412)

Total liabilities, mandatorily-redeemable preferred stock and stockholders’ deficit	$140,943	$143,503

See notes to unaudited condensed financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

NET SALES	$45,268	$41,728	$91,147	$85,020
COST OF SALES	25,779	24,300	52,365	50,097

Gross Profit	19,489	17,428	38,782	34,923
OPERATING EXPENSES:
Selling, distribution, general & administrative	12,289	11,641	25,046	23,463
Research and development	720	815	1,360	1,412

	13,009	12,456	26,406	24,875

Income from operations	6,480	4,972	12,376	10,048
INTEREST EXPENSE AND OTHER, net	5,292	5,183	10,553	10,046

Net income (loss) before provision for income taxes	1,188	(211)	1,823	2
PROVISION FOR INCOME TAXES	647	982	1,328	1,406

Net Income (loss)	$541	$(1,193)	$495	$(1,404)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	1,235	1,778	1,956	2,191

Comprehensive income	$1,776	$585	$2,451	$787

See notes to unaudited condensed financial statements

RIVER HOLDING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months Ended

	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$495	$(1,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	6,014	5,776
Amortization of deferred financing costs	931	888
Provision for bad debts	239	54
Loss on disposal of equipment	2	46
Change in operating assets and liabilities:
Accounts receivable	1,295	(568)
Inventories	(1,051)	2,094
Other current assets	(226)	375
Other assets	(29)	83
Accounts payable	(947)	(6,140)
Accrued liabilities	1,186	63
Other non-current liabilities	29	96

Net cash provided by operating activities	7,938	1,363
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,533)	(3,904)
Proceeds from sales of property, plant and equipment	18	11

Net cash used in investing activities	(3,515)	(3,893)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable to bank	(14,771)	(20,258)
Proceeds from bank borrowings	7,486	—
Proceeds from notes payable to affiliates	—	20,000
Additions of deferred financing costs	—	(447)
Payment of capital lease obligations	(26)	—

Net cash used in financing activities	(7,311)	(705)
Effect of exchange rate changes on cash	(933)	(472)

NET DECREASE IN CASH	(3,821)	(3,707)
CASH, beginning of period	6,425	7,085

CASH, end of period	$2,604	$3,378

See notes to unaudited condensed financial statements

	Six Months Ended

	June 30, 2003	June 30, 2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,387	$8,747

Income taxes (primarily foreign)	$1,354	$1,856

NON-CASH FINANCING ACTIVITIES:
Preferred dividends accrued or paid-in-kind	$3,141	$2,734

Issuance of warrants	$—	$750

See notes to unaudited condensed financial statements.

RIVER HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Financial Statements. River Holding Corp. (“Holding”) is a holding company with no other operations than those of its majority owned subsidiary, Hudson Respiratory Care Inc. (“Hudson” or the “Company”). The condensed consolidated financial statements included herein have been prepared by Holding and Hudson, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and June 30, 2002 and statements of cash flows for the six month period ended June 30, 2003 and June 30, 2002 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although Holding believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with Holding’s 2002 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be achieved for a full year.

Financial Condition and Results of Operations

As of June 30, 2003, the entire outstanding principal amount of the Company’s Credit Facility is included in current liabilities in Holding’s financial statements given the Credit Facility’s contractual maturity of June 30, 2004. The inclusion of such debt in current liabilities resulted in a working capital deficit of $(36.3) million as of June 30, 2003. Management is in discussions with various lenders concerning the refinancing of Holding’s Credit Facility. Management believes that such a refinancing will occur prior to the existing maturity of the Credit Facility which will among other objectives, extend the maturity of the Company’s bank financing.

If the Company fails to complete a refinancing of its Credit Facility, Holding would have to initiate measures to raise cash through additional debt or equity issuances, asset sales and/or curtail operations. Holding currently has no commitments for additional debt or equity financing and no assurance can be given as to whether or, on what terms, additional debt or equity investments could be obtained, if required. Failure to obtain an extension or refinancing of the Credit Facility or to obtain additional debt or equity investment would have a material adverse effect on Holding.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires classification of a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and shall otherwise be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial intruments of a nonpublic entity. For instruments created before the issuance of SFAS 150 and still existing at the beginning of the interim period of adoption, this standard shall be implemented by reporting the cumulative effect of a change in an accounting principle. This statement does not become effective for Holding until September 30, 2003. Management is currently evaluating the impact it will have on Holding.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. More specifically, SFAS 149, among other things, clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, and amends the definition of an “underlying” to conform to recently issued standards. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain aspects of the standard that relate to previously issued guidance, which should continue to be applied in accordance with the previously set effective dates. Also, this standard is effective for existing and new contracts entered into after June 30, 2003 as they relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. Holding does not expect the adoption of this standard will have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”), an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 amends SFAS 123 to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures for both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The interim transition was effective December 31, 2002 and annual disclosure requirements of SFAS 148 are effective for Holding’s fiscal year 2003. Holding does not expect SFAS 148 to have a material impact on its consolidated results of operations or financial position.

2.          Inventories. Inventories consisted of the following (amounts in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$5,902	$5,266
Work-in-process	5,295	4,983
Finished goods	14,935	13,926

	26,132	24,175
Provision for obsolescence	(1,990)	(1,551)

	$24,142	$22,624

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

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

ASSETS

	As of June 30, 2003

	River	Guarantor	Non- Guarantor	Eliminations	Total

CURRENT ASSETS:
Cash	$—	$787	$1,817	$—	$2,604
Accounts receivable	—	15,417	7,993	—	23,410
Intercompany receivables, net	—	348	—	(348)	—
Inventories	—	19,734	5,781	(1,373)	24,142
Other current assets	(258)	1,307	695	—	1,744

Total current assets	(258)	37,593	16,286	(1,721)	51,900

PROPERTY, PLANT AND EQUIPMENT, net	4,789	36,616	2,020	—	43,425

INTANGIBLE ASSETS, net	—	—	37,643	—	37,643
DEFERRED FINANCING COSTS, net	—	6,957	—	—	6,957
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	—	28,636	4,000	(32,636)	—
OTHER ASSETS	(77)	1,075	20	—	1,018

Total other assets	(77)	36,668	41,663	(32,636)	45,618

	$4,454	$110,877	$59,969	$(34,357)	$140,943

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable to bank	$—	$50,000	$4,998	$—	$54,998
Accounts payable	—	8,088	1,514	—	9,602
Intercompany payables, net	—	—	348	(348)	—
Accrued liabilities	(49)	18,244	5,610	—	23,805

Total current liabilities	(49)	76,332	12,470	(348)	88,405

NOTES PAYABLE TO BANKS, net of current portion	—	—	8,666	—	8,666
SENIOR SUBORDINATED NOTES PAYABLE	—	115,000	—	—	115,000
NOTES PAYABLE TO AFFILIATE	—	26,951	12,366	—	39,317
OTHER NON-CURRENT LIABILITIES	—	255	1,882	—	2,137

Total liabilities	(49)	218,538	35,384	(348)	253,525
Mandatorily-redeemable preferred stock	—	53,345	—	—	53,345
STOCKHOLDERS’ DEFICIT	4,503	(161,006)	24,585	(34,009)	(165,927)

	$4,454	$110,877	$59,969	$(34,357)	$140,943

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

ASSETS

	As of December 31, 2002

	River	Guarantor	Non- Guarantor	Eliminations	Total

CURRENT ASSETS:
Cash	$—	$3,568	$2,857	$—	$6,425
Accounts receivable	—	17,207	7,007	—	24,214
Intercompany receivables, net	—	—	1,227	(1,227)	—
Inventories	—	19,303	4,204	(883)	22,624
Other current assets	(258)	1,162	555	—	1,459

Total current assets	(258)	41,240	15,850	(2,110)	54,722
PROPERTY, PLANT AND EQUIPMENT, net	5,901	38,548	1,320	—	45,769
INTANGIBLE ASSETS, net	—	—	34,137	—	34,137
DEFERRED FINANCING COSTS, net	—	7,888	—	—	7,888
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	—	28,636	4,000	(32,636)	—
OTHER ASSETS	(77)	1,064	—	—	987

Total other assets	(77)	37,588	38,137	(32,636)	43,012

	$5,566	$117,376	$55,307	$(34,746)	$143,503

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable to banks – current portion	—	9,250	4,533	—	13,783
Accounts payable	$—	$8,540	$1,839	$—	$10,379
Intercompany payables, net	—	1,227	—	(1,227)	—
Accrued liabilities	(90)	18,026	4,366	—	22,302

Total current liabilities	(90)	37,043	10,738	(1,227)	46,464
NOTES PAYABLE TO BANKS, net of current portion	—	46,300	9,492	—	55,792
SENIOR SUBORDINATED NOTES PAYABLE	—	115,000	—	—	115,000
NOTES PAYABLE TO AFFILIATE	—	26,951	12,366	—	39,317
OTHER NON-CURRENT LIABILITIES	—	281	1,680	—	1,961

Total liabilities	(90)	225,575	34,276	(1,227)	258,534

Mandatorily-redeemable preferred stock	—	50,381	—	—	50,381
STOCKHOLDERS’ DEFICIT	5,656	(158,580)	21,031	(33,519)	(165,412)

	$5,566	$117,376	$55,307	$(34,746)	$143,503

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2003

	River	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$—	$39,751	$11,411	$(5,894)	$45,268
COST OF SALES	556	25,191	5,484	(5,452)	25,779

Gross profit	(556)	14,560	5,927	(442)	19,489
OPERATING EXPENSES:
Selling, distribution, general and administrative	41	8,743	3,505	—	12,289
Research and development	—	389	331	—	720

	41	9,132	3,836	—	13,009

Income (loss) from operations	(597)	5,428	2,091	(442)	6,480
INTEREST EXPENSE AND OTHER, net	—	4,685	607	—	5,292

Income (loss) before provision for income taxes	(597)	743	1,484	(442)	1,188
PROVISION FOR INCOME TAXES	—	62	585	—	647

Net (loss) income	$(597)	$681	$899	$(442)	$541

	Three Months Ended June 30, 2002

	River	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$—	$36,336	$9,034	$(3,642)	$41,728
COST OF SALES	565	23,632	4,231	(4,128)	24,300

Gross profit	(565)	12,704	4,803	486	17,428
OPERATING EXPENSES:
Selling, distribution, general and administrative	40	9,063	2,538	—	11,641
Research and development	—	530	285	—	815

	40	9,593	2,823	—	12,456

(Loss) income from operations	(605)	3,111	1,980	486	4,972
INTEREST EXPENSE AND OTHER, net	—	4,820	380	(17)	5,183

Income (loss) before provision for income taxes	(605)	(1,709)	1,600	503	(211)
PROVISION FOR INCOME TAXES	—	80	902	—	982

Net (loss) income	$(605)	$(1,789)	$698	$503	$(1,193)

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2003

	River	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$—	$80,071	$21,420	$(10,344)	$91,147
COST OF SALES	1,112	50,731	10,376	(9,854)	52,365

Gross profit	(1,112)	29,340	11,044	(490)	38,782
OPERATING EXPENSES:
Selling, distribution, general and administrative	41	18,487	6,518	—	25,046
Research and development	—	747	613	—	1,360

	41	19,234	7,131	—	26,406

Income (loss) from operations	(1,153)	10,106	3,913	(490)	12,376
INTEREST EXPENSE AND OTHER, net	—	9,290	1,263	—	10,553

Income (loss) before provision for income taxes	(1,153)	816	2,650	(490)	1,823
PROVISION FOR INCOME TAXES	—	227	1,101	—	1,328

Net (loss) income	$(1,153)	$589	$1,549	$(490)	$495

	Six Months Ended June 30, 2002

	River	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$—	$74,506	$17,588	$(7,074)	$85,020
COST OF SALES	1,130	47,650	8,953	(7,636)	50,097

Gross profit	(1,130)	26,856	8,635	562	34,923
OPERATING EXPENSES:
Selling, distribution, general and administrative	40	18,565	4,858	—	23,463
Research and development	—	865	547	—	1,412

	40	19,430	5,405	—	24,875

(Loss) income from operations	(1,170)	7,426	3,230	562	10,048
INTEREST EXPENSE AND OTHER, net	—	9,354	692	—	10,046

Income (loss) before provision for income taxes	(1,170)	(1,928)	2,538	562	2
PROVISION FOR INCOME TAXES	—	80	1,326	—	1,406

Net (loss) income	$(1,170)	$(2,008)	$1,212	$562	$(1,404)

RIVER HOLDING CORP. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2003

	River	Guarantor	Non- Guarantor	Total

Net cash provided by operating activities	$—	$5,448	$2,490	$7,938
Net cash used in provided by investing activities	—	(2,602)	(913)	(3,515)
Net cash used in financing activities	—	(5,576)	(1,735)	(7,311)
Effect of exchange rate changes on cash	—	(51)	(882)	(933)

NET DECREASE IN CASH	—	(2,781)	(1,040)	(3,821)
CASH, beginning of year	—	3,568	2,857	6,425

CASH, end of year	$—	$787	$1,817	$2,604

	For the Six Months Ended June 30, 2002

	River	Guarantor	Non- Guarantor	Total

Net cash provided by (used in) operating activities	$—	$5,559	$(4,196)	$1,363
Net cash used in investing activities	—	(3,620)	(273)	(3,893)
Net cash (used in) provided by financing activities	—	(5,697)	4,992	(705)
Effect of exchange rate changes on cash	—	65	(537)	(472)

NET DECREASE IN CASH	—	(3,693)	(14)	(3,707)
CASH, beginning of year	—	4,713	2,372	7,085

CASH, end of year	$—	$1,020	$2,358	$3,378

Holding’s percentage of sales by geographic region for the three and six month period ended June 30, 2003 and June 30, 2002 is as follows:

	Three Months Ended

	June 30, 2003	June 30, 2002

United States	71.3%	74.5%
Europe	17.7	15.2
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	6.8	6.0
Canada	1.6	1.6
Other international	2.5	2.7

	100.0%	100.0%

	Six Months Ended

	June 30, 2003	June 30, 2002

United States	72.3%	75.4%
Europe	16.5	15.0
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	7.1	5.7
Canada	1.4	1.6
Other international	2.7	2.3

	100.0%	100.0%

4.          Commitments and Contingencies. Holding is not a party to any material lawsuits or other proceedings. While the result of Holding’s other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position or results of operations of Holding.

Self Insurance. Holding self-insures the majority of its medical benefit programs. Reserves for medical claim losses (including retiree benefits) totaling approximately $1,234,000 and $1,160,000 at June 30, 2003 and December 31, 2002, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. Holding maintains excess coverage on an aggregate claim basis. Additionally, Holding is self-insured for workers’ compensation. Reserves for workers’ compensation claim losses totaling approximately $754,000 and $353,000 at June 30, 2003 and December 31, 2002, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

	Employees Affected	Accrued Severance

As of December 31, 2000	—	$—
Position eliminations announced	83	694
Positions eliminated and severance paid	—	—

Balance remaining at December 31, 2001	83	694
Position eliminations announced	64	1,466
Positions eliminated and severance paid	(46)	(331)

Balance remaining at December 31, 2002	101	1,829
Position eliminations announced	—	—
Positions eliminated and severance paid	(96)	(1,208)

Balance remaining at June 30, 2003	5	$621

Guarantees. During its normal course of business, Holding has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include, (i) intellectual property indemnities to Holding’s customers and licensees in connection with the use, sales and/or license of Holding products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providors pertaining to claims based on the negligence or willful misconduct of Holding, (iv) indemnities involving the accuracy of representations and warranties in certain contracts and (v) indemnities to directors and officers of Holding to the maximum extent permitted under the laws of the State of California. In addition, Holding has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments Holding could be obligated to make. Holding has not recorded any liability for these indemnities, commitments and other guarantees in the accompanying unaudited condensed consolidated balance sheets.

5.          Credit Facility. Total borrowings as of June 30, 2003 were $8.0 million and $40.0 million under the Revolving Loan Facility and Acquisition Facility, respectively, and $2.0 million under the Term Loan Facility. As of June 30, 2003 $5.7 million was available for borrowing under the Revolving Loan Facility and none is available for borrowing under the Acquisition Facility. No additional borrowing is available under the Term Loan Facility. As of June 30, 2003 the fair value of the Term Loan facility and Revolving Loan Facility approximated the face value. See Note 1.

At June 30, 2003, Holding was in compliance with all provisions of its debt securities.

6.          Subsidiary Financials. Because Holding is a holding company with no operations other than those of the Company, the unaudited condensed financial statements of the Company have been included.

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(amounts in thousands)

	June 30, 2003	December 31, 2002

CURRENT ASSETS:
Cash	$2,604	$6,425
Accounts receivable, less allowance for doubtful accounts of $1,324 and $1,331 at June 30, 2003 and December 31, 2002, respectively	23,410	24,214
Inventories, net	24,142	22,624
Other current assets	2,002	1,717

Total current assets	52,158	54,980
PROPERTY, PLANT AND EQUIPMENT, net	38,636	39,868
OTHER ASSETS:
Goodwill	37,643	34,137
Deferred financing and other costs, net	6,957	7,888
Other assets	1,095	1,064

Total other assets	45,695	43,089

Total assets	$136,489	$137,937

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

	June 30, 2003	December 31, 2002

CURRENT LIABILITIES:
Notes payable to bank	$54,998	$13,783
Accounts payable	9,602	10,379
Accrued liabilities	23,854	22,392

Total current liabilities	88,454	46,554
NOTES PAYABLE TO BANK, net of current portion	8,666	55,792
SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000
NOTES PAYABLE TO AFFILIATES	39,317	39,317
OTHER NON-CURRENT LIABILITIES	2,137	1,961

Total liabilities	253,574	258,624
COMMITMENTS AND CONTINGENCIES (Note 4)
MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value; 2,990 shares authorized; 526 and 497 shares issued and outstanding at June 30, 2003 and December 31, 2002; liquidation preference - $52,594 and $49,735 respectively	52,085	49,189
Accrued preferred stock dividend, payable in kind	1,260	1,192

	53,345	50,381
STOCKHOLDERS’ EQUITY (DEFICIT):
Junior preferred stock, $0.01 par value; 10 shares authorized; 3 shares outstanding at June 30, 2003 and December 31, 2002	3,736	3,524
Common stock, $0.01 par value; 37,000 shares authorized; 10,654 issued and outstanding at June 30, 2003 and December 31, 2002	98,258	98,258
Additional paid in capital	881	881
Cumulative translation adjustment	4,232	2,276
Accumulated deficit	(277,537)	(276,007)

Total stockholders’ deficit	(170,430)	(171,068)

Total liabilities, mandatorily-redeemable preferred stock and stockholders’ deficit	$136,489	$137,937

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

NET SALES	$45,268	$41,728	$91,147	$85,020
COST OF SALES	25,223	23,735	51,253	48,967

Gross Profit	20,045	17,993	39,894	36,053
OPERATING EXPENSES:
Selling, distribution, general & administrative	12,248	11,601	25,005	23,423
Research and development	720	815	1,360	1,412

	12,968	12,416	26,365	24,835

Income from operations	7,077	5,577	13,529	11,218
INTEREST EXPENSE AND OTHER, net	5,292	5,183	10,553	10,046

Net income before provision for income taxes	1,785	394	2,976	1,172
PROVISION FOR INCOME TAXES	647	982	1,328	1,406

Net Income (loss)	$1,138	$(588)	$1,648	$(234)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	1,235	1,778	1,956	2,191

Comprehensive income	$2,373	$1,190	$3,604	$1,957

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months Ended

	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,648	$(234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,902	4,646
Amortization of deferred financing costs	931	888
Provision for bad debts	239	54
Loss on disposal of equipment	2	46
Change in operating assets and liabilities:
Accounts receivable	1,295	(568)
Inventories	(1,051)	2,094
Other current assets	(226)	375
Other assets	(29)	83
Accounts payable	(947)	(6,140)
Accrued liabilities	1,145	23
Other non-current liabilities	29	96

Net cash provided by operating activities	7,938	1,363
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,533)	(3,904)
Proceeds from sales of property, plant and equipment	18	11

Net cash used in investing activities	(3,515)	(3,893)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable to bank	(14,771)	(20,258)
Proceeds from bank borrowings	7,486	—
Proceeds from notes payable to affiliates	—	20,000
Additions of deferred financing costs	—	(447)
Payment of capital lease obligations	(26)	—

Net cash used in financing activities	(7,311)	(705)
Effect of exchange rate changes on cash	(933)	(472)

NET DECREASE IN CASH	(3,821)	(3,707)
CASH, beginning of period	6,425	7,085

CASH, end of period	$2,604	$3,378

See notes to condensed consolidated statements

	Six Months Ended

	June 30, 2003	June 30, 2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,387	$8,747

Income taxes (primarily foreign)	$1,354	$1,856

NON-CASH FINANCING ACTIVITIES:
Preferred dividends accrued or paid-in-kind	$3,141	$2,734

Issuance of warrants	$—	$750

See notes to condensed consolidated statement

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Financial Statements. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and June 30, 2002 and statements of cash flows for the six month periods ended June 30, 2003 and June 30, 2002 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company’s 2002 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be achieved for a full year.

Financial Condition and Results of Operations

As of June 30, 2003, the entire amount of the Company’s Credit Facility is included in current liabilities given the Credit Facility’s contractual maturity of June 30, 2004. The inclusion of such debt in current liabilities resulted in a working capital deficit of $(36.3) million as of June 30, 2003. Management is in discussions with various lenders concerning the refinancing of the Company’s Credit Facility. Management believes that such a refinancing will occur prior to the existing maturity of the Credit Facility which will among other objectives, extend the maturity of the Company’s bank financing.

If the Company fails to complete a refinancing of its Credit Facility, the Company would have to initiate measures to raise cash through additional debt or equity issuances, asset sales and/or curtail operations. The Company currently has no commitments for additional debt or equity financing and no assurance can be given as to whether or, on what terms, additional debt or equity investments could be obtained, if required. Failure to obtain an extension or refinancing of the credit facility or to obtain additional debt or equity investment would have a material adverse effect on the Company.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires classification of a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and shall otherwise be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial intruments of a nonpublic entity. For instruments created before the issuance of SFAS 150 and still existing at the beginning of the interim period of adoption, this standard shall be implemented by reporting the cumulative effect of a change in an accounting principle. This statement does not become effective for the Company until September 30, 2003. Management is currently evaluating the impact it will have on the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. More specifically, SFAS 149, among other things, clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, and amends the definition of an “underlying” to conform to recently issued standards. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain aspects of the standard that relate to previously issued guidance, which should continue to be applied in accordance with the previously set effective dates. Also, this standard is effective for existing and new contracts entered into after June 30, 2003 as they relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect the adoption of this standard will have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”), an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 amends SFAS 123 to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures for both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The interim transition was effective December 31, 2002 and annual disclosure requirements of SFAS 148 are effective for the Company’s fiscal year 2003. The Company does not expect SFAS 148 to have a material impact on its consolidated results of operations or financial position.

2.          Inventories. Inventories consisted of the following (amounts in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$5,902	$5,266
Work-in-process	5,295	4,983
Finished goods	14,935	13,926

	26,132	24,175
Provision for obsolescence	(1,990)	(1,551)

	$24,142	$22,624

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

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

ASSETS

	June 30, 2003

	Guarantor	Non- Guarantor	Eliminations	Total

CURRENT ASSETS:
Cash	$787	$1,817	$—	$2,604
Accounts receivable	15,417	7,993	—	23,410
Intercompany receivables, net	348	—	(348)	—
Inventories	19,734	5,781	(1,373)	24,142
Other current assets	1,307	695	—	2,002

Total current assets	37,593	16,286	(1,721)	52,158

PROPERTY, PLANTAND EQUIPMENT, NET	36,616	2,020	—	38,636

INTANGIBLE ASSETS, net	—	37,643	—	37,643
DEFERRED FINANCING COSTS, net	6,957	—	—	6,957
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	28,636	4,000	(32,636)	—
OTHER ASSETS	1,075	20	—	1,095

Total other assets	36,668	41,663	(32,636)	45,695

	$110,877	$59,969	$(34,357)	$136,489

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable to bank	$50,000	$4,998	$—	$54,998
Accounts payable	8,088	1,514	—	9,602
Intercompany payables, net	—	348	(348)	—
Accrued liabilities	18,244	5,610	—	23,854

Total current liabilities	76,332	12,470	(348)	88,454

NOTES PAYABLE TO BANK, net of current portion	—	8,666	—	8,666
SENIOR SUBORDINATED NOTES PAYABLE	115,000	—	—	115,000
NOTES PAYABLE TO AFFILIATES	26,951	12,366	—	39,317
OTHER NON-CURRENT LIABLITIES	255	1,882	—	2,137

Total liabilities	218,538	35,384	(348)	253,574
Mandatorily-redeemable preferred stock	53,345	—	—	53,345
STOCKHOLDERS’ EQUITY (DEFICIT)	(161,006)	24,585	(34,009)	(170,430)

	$110,877	$59,969	$(34,357)	$136,489

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

ASSETS

	December 31, 2002

	Guarantor	Non- Guarantor	Eliminations	Total

CURRENT ASSETS:
Cash	$3,568	$2,857	$—	$6,425
Accounts receivable	17,207	7,007	—	24,214
Intercompany receivables, net	—	1,227	(1,227)	—
Inventories	19,303	4,204	(883)	22,624
Other current assets	1,162	555	—	1,717

Total current assets	41,240	15,850	(2,110)	54,980
PROPERTY, PLANT AND EQUIPMENT, NET	38,548	1,320	—	39,868
INTANGIBLE ASSETS, net	—	34,137	—	34,137
DEFERRED FINANCING COSTS, net	7,888	—	—	7,888
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	28,636	4,000	(32,636)	—
OTHER ASSETS	1,064	—	—	1,064

Total other assets	37,588	38,137	(32,636)	43,089

	$117,376	$55,307	$(34,746)	$137,937

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable to bank	$9,250	$4,533	$—	$13,783
Accounts payable	8,540	1,839	—	10,379
Intercompany payables, net	1,227	—	(1,227)	—
Accrued liabilities	18,026	4,366	—	22,392

Total current liabilities	37,043	10,738	(1,227)	46,554
NOTES PAYABLE TO BANK, net of current portion	46,300	9,492	—	55,792
SENIOR SUBORDINATED NOTES PAYABLE	115,000	—	—	115,000
NOTES PAYABLE TO AFFILIATES	26,951	12,366	—	39,317
OTHER NON-CURRENT LIABLITIES	281	1,680	—	1,961

Total liabilities	225,575	34,276	(1,227)	258,624
Mandatorily-redeemable preferred stock	50,381	—	—	50,381
STOCKHOLDERS’ EQUITY (DEFICIT)	(158,580)	21,031	(33,519)	(171,068)

	$117,376	$55,307	$(34,746)	$137,937

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2003

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$39,751	$11,411	$(5,894)	$45,268
COST OF SALES	25,191	5,484	(5,452)	25,223

Gross Profit	14,560	5,927	(442)	20,045
OPERATING EXPENSES:
Selling, distribution, general and administrative	8,743	3,505	—	12,248
Research and development	389	331	—	720

	9,132	3,836	—	12,968

Income from operations	5,428	2,091	(442)	7,077
INTEREST EXPENSE AND OTHER, net:	4,685	607	—	5,292

Income (loss) before provision for income taxes	743	1,484	(442)	1,785
PROVISION FOR INCOME TAXES	62	585	—	647

Net income (loss)	$681	$899	$(442)	$1,138

	Three Months Ended June 30, 2002

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$36,336	$9,034	$(3,642)	$41,728
COST OF SALES	23,632	4,231	(4,128)	23,735

Gross Profit	12,704	4,803	486	17,993
OPERATING EXPENSES:
Selling, distribution, general and administrative	9,063	2,538	—	11,601
Research and development	530	285	—	815

	9,593	2,823	—	12,416

Income from operations	3,111	1,980	486	5,577
INTEREST EXPENSE AND OTHER, net:	4,820	380	(17)	5,183

(Loss) income before provision for income taxes	(1,709)	1,600	503	394
PROVISION FOR INCOME TAXES	80	902	—	982

Net (loss) income	$(1,789)	$698	$503	$(588)

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2003

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$80,071	$21,420	$(10,344)	$91,147
COST OF SALES	50,731	10,376	(9,854)	51,253

Gross Profit	29,340	11,044	(490)	39,894
OPERATING EXPENSES:
Selling, distribution, general and administrative	18,487	6,518	—	25,005
Research and development	747	613	—	1,360

	19,234	7,131	—	26,365

Income from operations	10,106	3,913	(490)	13,529

INTEREST EXPENSE AND OTHER, net:	9,290	1,263	—	10,553

Income (loss) before provision for income taxes	816	2,650	(490)	2,976
PROVISION FOR INCOME TAXES	227	1,101	—	1,328

Net income (loss)	$589	$1,549	$(490)	$1,648

	Six Months Ended June 30, 2002

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$74,506	$17,588	$(7,074)	$85,020
COST OF SALES	47,650	8,953	(7,636)	48,967

Gross Profit	26,856	8,635	562	36,053
OPERATING EXPENSES:
Selling, distribution, general and administrative	18,565	4,858	—	23,423
Research and development	865	547	—	1,412

	19,430	5,405	—	24,835

Income from operations	7,426	3,230	562	11,218
INTEREST EXPENSE AND OTHER, net:	9,354	692	—	10,046

(Loss) income before provision for income taxes	(1,928)	2,538	562	1,172
PROVISION FOR INCOME TAXES	80	1,326	—	1,406

Net (loss) income	$(2,008)	$1,212	$562	$(234)

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2003

	Guarantor	Non- Guarantor	Total

Net cash provided by operating activities	$5,448	$2,490	$7,938
Net cash used in investing activities	(2,602)	(913)	(3,515)
Net cash used in financing activities	(5,576)	(1,735)	(7,311)
Effect of exchange rate changes on cash	(51)	(882)	(933)

NET DECREASE IN CASH	(2,781)	(1,040)	(3,821)
CASH, beginning of period	3,568	2,857	6,425

CASH, end of period	$787	$1,817	$2,604

	Six Months Ended June 30, 2002

	Guarantor	Non- Guarantor	Total

Net cash provided by (used in) operating activities	$5,559	$(4,196)	$1,363
Net cash used in investing activities	(3,620)	(273)	(3,893)
Net cash (used in) provided by financing activities	(5,697)	4,992	(705)
Effect of exchange rate changes on cash	65	(537)	(472)

NET DECREASE IN CASH	(3,693)	(14)	(3,707)
CASH, beginning of period	4,713	2,372	7,085

CASH, end of period	$1,020	$2,358	$3,378

The Company’s percentage of sales by geographic region for the three and six month period ended June 30, 2003 and June 30, 2002 is as follows:

	Three Months Ended

	June 30, 2003	June 30, 2002

United States	71.3%	74.5%
Europe	17.7	15.2
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	6.8	6.0
Canada	1.6	1.6
Other international	2.5	2.7

	100.0%	100.0%

	Six Months Ended

	June 30, 2003	June 30, 2002

United States	72.3%	75.4%
Europe	16.5	15.0
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	7.1	5.7
Canada	1.4	1.6
Other international	2.7	2.3

	100.0%	100.0%

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

Self Insurance. The Company self-insures the majority of its medical benefit programs. Reserves for medical claim losses (including retiree benefits) totaling approximately $1,234,000 and $1,160,000 at June 30, 2003 and December 31, 2002, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company maintains excess coverage on an aggregate claim basis. Additionally, the Company is self-insured for workers’ compensation. Reserves for workers’ compensation claim losses totaling approximately $754,000 and $353,000 at June 30, 2003 and December 31, 2002, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

	Employees Affected	Accrued Severance

As of December 31, 2000	—	$—
Position eliminations announced	83	694
Positions eliminated and severance paid	—	—

Balance remaining at December 31, 2001	83	694
Position eliminations announced	64	1,466
Positions eliminated and severance paid	(46)	(331)

Balance remaining at December 31, 2002	101	1,829
Position eliminations announced	—	—
Positions eliminated and severance paid	(96)	(1,208)

Balance remaining at June 30, 2003	5	$621

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

5.          Credit Facility. Total borrowings as of June 30, 2003 were $8.0 million and $40.0 million under the Revolving Loan Facility and Acquisition Facility, respectively, and $2.0 million under the Term Loan Facility. As of June 30, 2003 $5.7 million was available for borrowing under the Revolving Loan Facility and none is available for borrowing under the Acquisition Facility. No additional borrowing is available under the Term Loan Facility. As of June 30, 2003 the fair value of the Term Loan facility and Revolving Loan Facility approximated the face value. See Note 1.

At June 30, 2003, the Company was in compliance with all provisions of its debt securities

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

Holding’s acquisition of a majority of the Company’s stock was accounted for as a purchase. As a result of Holding’s acquisition of the Company, Holding recorded property, plant and equipment at fair value. Additional depreciation expense related to the allocation of purchase price at fair value to depreciable assets of $1.1M was recorded in the first six months of 2003 and 2002 respectively. The remaining value of the step-up in basis to fair value was approximately $4.8 million at June 30, 2003.

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

Oxygen Therapy

Oxygen masks, cannula, oxygen catheters, oxygen tubing, prefilled and refillable humidifiers, oxygen regulators, cylinder carts and bases, oxygen analyzers/monitors, oxygen sensors, and adaptors and connectors

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(amounts in thousands)		(amounts in thousands)
Net sales	$45,268	$41,728	$91,147	$85,020
Cost of sales	25,223	23,735	51,253	48,967

Gross profit	20,045	17,993	39,894	36,053

Selling expenses	5,237	5,377	10,403	10,398
Distribution expenses	2,649	2,095	5,005	4,408
General and administrative expenses	4,362	4,129	9,597	8,617
Research and development expenses	720	815	1,360	1,412

Total operating expenses	12,968	12,416	26,365	24,835

Income from operations	7,077	5,577	13,529	11,218
Interest expense and other, net	5,292	5,183	10,553	10,046

Net income before provision for income taxes	1,785	394	2,976	1,172
Provision for income taxes	647	982	1,328	1,406

Net income (loss)	$1,138	$(588)	$1,648	$(234)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.7	56.9	56.2	57.6

Gross profit	44.3	43.1	43.8	42.4

Selling expenses	11.6	12.9	11.4	12.2
Distribution expenses	5.9	5.0	5.5	5.2
General and administrative expenses	9.6	9.9	10.5	10.1
Research and development expenses	1.6	2.0	1.5	1.7

Total operating expenses	28.6	29.8	28.9	29.2

Income from operations	15.6	13.4	14.8	13.2
Interest expense and other, net	11.8	12.7	11.6	11.8

Net income before provision for income taxes	3.9	0.9	3.3	1.4
Provision for income taxes	1.4	2.4	1.5	1.7

Net income (loss)	2.5%	(1.4)%	1.8%	(0.3)%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net sales, on a consolidated basis, were $45.3 million in the second quarter of 2003 as compared to $41.7 million in the second quarter of 2002, representing an increase of $3.6 million or 8.6%. Sales into Europe increased by $2.0 million representing the impact of favorable changes in exchange rates resulting from a weakened U.S. dollar as compared to other countries’ currencies in which the Company distributes its products (an increase to reported sales of $1.4 million) and an increase in units shipped (an increase of $0.6 million). Sales into the domestic hospital market increased by $1.5 million or 6.6%, primarily attributable to sales volume increases in Oxygen Therapy and Airway Management product groups. Sales into the Pacific Rim increased by $0.4 million or 16.5%, primarily attributable to an increase in sales volume of Humidification products. Sales to the Company’s OEM customers increased by $0.2 million or 9.0%, primarily attributable to increased pricing. These gains were partially offset by a decline in sales into Latin America of $0.6 million or 54.7%, primarily attributable to declines in Airway Management sales volumes. Sales into other markets were relatively unchanged representing an increase of $0.1 million from the second quarter of 2002.

The Company’s gross profit for the second quarter of 2003 was $20.1 million, an increase of $2.1 million or 11.7% from the second quarter of 2002. As a percentage of sales, the gross profit was 44.3% and 43.1% for the second quarter of 2003 and 2002, respectively. The following contributed to the improvement in 2003 margin; (i) greater volume (0.5 margin points) of higher margin products (0.6 margin points) in the domestic hospital market and (ii) the favorable impact of the weakening value of the U.S. Dollar as compared to other countries’ currencies in which the Company distributes its products (0.8 margin points); and (iv) other factors (0.3 margin points). These increases in margin were partially offset by incremental costs associated with the move of the Argyle, New York facility to Tecate, Mexico in 2003 (0.3 margin points) and other factors (0.7 margin points).

Selling expenses were $5.2 million for the second quarter of 2003 as compared to $5.4 million in the second quarter of 2002. The decrease was primarily attributable to spending declines of $0.4 million due to lower fees associated with Group Purchasing Organizaitions in the domestic hospital market, offset by unfavorable changes in exchange rates of $0.2 million. As a percentage of net sales, selling expenses were 11.6% in the second quarter of 2003 as compared to 12.9% in the second quarter of 2002.

Distribution expenses were $2.7 million for the second quarter of 2003 as compared to $2.1 million in the second quarter of 2002. The increase was primarily attributable to intracompany freight charges of $0.5 million, transportation supplies of $0.2 million and unfavorable changes in exchange rates of $0.1 million, offset by decreased labor and overtime of $0.2 million. As a percentage of sales, distribution expense was 5.9% in the second quarter of 2003 and 5.0% in the second quarter of 2002.

General and administrative expenses were $4.4 million in the second quarter of 2003 as compared to $4.1 million in the second quarter of 2002, representing an increase of $0.3 million or 7.3%. This increase was primarily the result unfavorable changes in exchange rates of $0.3 million and increases in compensation and fringe benefit expenses, offset in part by the elimination of consulting and third party expenses associated with the debt restructuring in May 2002. As a percentage of net sales, general and administrative expenses were 9.6% in the second quarter of 2003 as compared to 9.9% in the second quarter of 2002.

Income tax provision was $0.7 million for the second quarter of 2003 as compared to $1.0 million in the second quarter of 2002 and relate primarily to foreign income taxes.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net sales, on a consolidated basis, were $91.2 million in the first six months of 2003 as compared to $85.0 million in the first six months of 2002, representing a increase of $6.2 million or 7.3%. Sales into Europe increased by $2.7 million representing the impact of favorable changes in exchange rates resulting from a weakened U.S. dollar as compared to other countries’ currencies in which the Company distributes its products (an increase to reported sales of $2.8 million) offset in part by a decrease in units shipped (a decrease of $0.1 million). Sales into the domestic hospital market increased by $2.3 million or 5.0%, equally attributable to sales volume increases in Oxygen Therapy, Humidification and Airway Management product groups. Sales into the Pacific Rim increased by $1.4 million or 27.8%, primarily attributable to increased sales volume in Oxygen Therapy and Humidification products. Sales to the Company’s OEM customers increased by $0.4 million or 8.8%, primarily attributable to an increase in sales volume of Airway Management products. These gains were partially offset by a decline in sales into Latin America of $0.7 million or 34.0%, primarily attributable to a decline in Humidification sales volumes. Sales into other markets were relatively unchanged representing an increase of $0.1 million from the prior year.

The Company’s gross profit for the first six months of 2003 was $39.9 million, an increase of $3.8 million or 10.5% from the first six months of 2002. As a percentage of sales, the gross profit was 43.8% and 42.4% for the first six months of 2003 and 2002, respectively. The following contributed to the improvement in 2003 margin; (i) greater volume (0.6 margin points) of higher margin products (0.3 margin points) primarily in the domestic hospital market; (ii) greater volume (0.3 margin points) of higher margin products (0.1 margin point) primarily in the Humidification product group in the Pacific Rim market; (iii) favorable pricing of products sold to the Company’s OEM customers (0.2 margin points); (iv) cost reduction programs implemented during 2002 and recognized during 2003 (0.2 margin points); and (v) the favorable impact of the weakening value of the U.S. Dollar as compared to other countries’ currencies in which the Company distributes its products (0.7 margin points). These increases in margin were partially offset by: (i) incremental costs associated with the move of the Argyle, New York facility to Tecate, Mexico in 2003 (0.6 margin points); (ii) higher manufacturing costs in 2003 as a result of lower production levels than in the first six months of 2002 due to decreased inventories (0.3 margin points); and (iii) decreased sales volumes in Europe during the first six months of 2003 (0.1 margin point).

Selling expenses were $10.4 million for the first six months of 2003 and 2002. Although selling expenses in total are a relatively unchanged, spending has declined by $0.6 million primarily due to lower fees associated with Group Purchasing Organizaitions in the domestic hospital market, offset by unfavorable changes in exchange rates of $0.6 million. As a percentage of net sales, selling expenses were 11.4% in the first six months of 2003 as compared to 12.2% in the first six months of 2002.

Distribution expenses were $5.0 million for the first six months of 2003 as compared to $4.4 million in the first six months of 2002. The increase was primarily attributable to unfavorable changes in exchange rates of $0.3 million and increased intracompany freight charges of $0.7 million, offset by decreased labor and overtime of $0.4 million. As a percentage of sales, distribution expense was 5.5% in the first six months of 2003 and 5.2% in the first six months of 2002.

General and administrative expenses were $9.6 million in the first six months of 2003 as compared to $8.6 million in the first six months of 2002, representing an increase of $1.0 million or 11.6%. This increase was primarily the result of increases in compensation and fringe benefit expenses, offset in part by the elimination of consulting and third party expenses associated with the debt restructuring in May 2002. General and administrative expense also increased due to unfavorable changes in exchange rates of $0.4 million. As a percentage of net sales, general and administrative expenses were 10.5% in the first six months of 2003 as compared to 10.1% in the first six months of 2002.

Interest expense and other was $10.6 million for the first six months of 2003 as compared to $10.1 million in the first six months of 2002. The increase was primarily due to higher levels of debt payable to affiliates, and amortization of warrants issued in connection with the debt restructuring in May 2002.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations and borrowings under its working capital bank facility. Cash provided by operations totaled $7.9 million and $1.4 million for the first six months of 2003 and 2002, respectively. The increase for the first six months of 2003 as compared to the first six months of 2002 is primarily attributable to increased operating income, a decrease in accounts receivable and an increase in accrued liabilities. The Company had an operating working capital deficit of $(36.3) million and working capital of $8.4 million as of the end of June 30, 2003 and December 31, 2002, respectively. The working capital deficit is due to the inclusion of the entire Credit Facility as a current liability due to its current maturity of June 30, 2004. The Company is in discussions with various lenders to accomplish among other objectives, an extension of current maturities. The Company believes it will have the refinancing completed before the Credit Facilty matures. Inventories were $24.1 million and $22.6 million as of the end of June 30, 2003 and December 31, 2002, respectively. Over time, the Company expects its level of inventories to increase, as the Company’s sales increase. Accounts receivable, net of allowances, were $23.4 million and $24.2 million at June 30, 2003 and December 31, 2002, respectively.

During the six months ended June 30, 2003 and 2002, net cash used in investing activities was $3.5 million and $3.9 million, respectively. Cash was used primarily for the purchase of manufacturing equipment and new heater production.

During the six months ended June 30, 2003 and June 30, 2002, net cash used by financing was $7.3 million and $0.7 million, respectively, reflecting repayment on the Company’s borrowings in the first six months of 2003 and 2002.

As of June 30, 2003, the Company had outstanding $218.0 million of indebtedness, consisting of $115.0 million of Senior Subordinated Notes, borrowings of $50.0 million under the Company’s Credit Facility, $39.3 million in notes payable to affiliates and $13.7 million in outstanding borrowings under the bank facility of Hudson RCI AB, the Company’s European subsidiary.

The Credit Facility currently consists of a $40.0 million Term Loan Facility (of which $2.0 million is currently outstanding) and a $55.0 million Revolving Loan Facility of which up to $40.0 million (all of which has been borrowed and is outstanding) may be used for permitted acquisitions (“Acquisition Facility”) and up to $15.0 million (the “Working Capital Portion”) may be used for general corporate purposes (other than acquisitions). The Working Capital Portion has a letter of credit sub-limit of $7.5 million. The Term Loan Facility and Acquisition Facility mature on September 30, 2003 and June 30, 2004, respectively and will require quarterly principal installments totaling $5.0 million in 2003 and $37.0 million in 2004. The Revolving Loan Facility matures on June 30, 2004. As of August 1, 2003, total usage of the Working Capital Portion was $9.3 million (including letters of credit) and $5.7 million was available for borrowings.

The Company has issued to Holding 525,938 shares (including shares issued as payment in kind dividends) of its 11 ½% Senior PIK Preferred Stock due 2010 with an aggregate liquidation preference of $52.6 million, which has terms and provisions materially similar to those of the 11 ½% Senior Exchangeable PIK Preferred Stock due 2010 issued by Holding. At the election of the Company, dividends may be paid in kind until April 15, 2004 and thereafter must be paid in cash. The Credit Facility currently prohibits the Company from paying cash dividends on this Preferred Stock.

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

At June 30, 2003, the Company was in compliance with all provisions of its debt securities and preferred stock.

The following is a summary of the Company’s consolidated contractual obligations as of June 30, 2003:

(amounts in thousands)	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$217,981	$54,998	$44,315	$—	$118,668
Mandatorily redeemable preferred securities	53,345	—	—	—	53,345
Leases and other commitments	11,309	2,945	4,854	2,213	1,297

Total contractual obligations	$282,635	$57,943	$49,169	$2,213	$173,310

The Company believes that cash generated from anticipated improved operating performance, together with the refinancing of its Credit Facility will provide sufficient liquidity to fund its operations and meet its obligations for the next twelve months. If the Company does not generate sufficient cash flow from operations in line with its current forecasts or if the Company fails to complete a refinancing of the Credit Facility, the Company would have to initiate measures to raise cash through additional debt or equity issuances, additional asset sales and/or curtail operations. Although the Company is currently in discussions with various lenders regarding a refinancing of the Credit Facility, it has no commitments for additional debt or equity and no assurance can be given as to whether or, on what terms, additional debt or equity investments could be obtained, if required. Failure to achieve expected cash flows or to obtain an extension of or refinance the current Credit Facility or, if necessary, to obtain additional debt or equity investment would have a material adverse effect on the Company.

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

Holding’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c)), that such disclosure controls and procedures were effective as of the end of the period covered by this report. No change in the Company’s internal control over financial reporting occurred during the period covered by this report that have materially affected, or is reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

On April 9, 2003, the Certificate of Designation for the Registrant’s 11 ½% Senior Exchangeable PIK Preferred Stock due 2010 (the “Holding Preferred Stock”) was amended to extend the time period in which the Registrant may pay dividends in kind on the Senior Preferred Stock by one year. The amendment allows the Registrant to pay dividends in kind on the Senior Preferred Stock to and including April 15, 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 31, 2003, the holders of a majority of the outstanding Senior Preferred Stock, Junior Preferred Stock and Common Stock, each class voting separately, by written consent of the shareholders approved an amendment to the Certificate of Designation for the Holding Preferred Stock to extend the time period in which the Registrant may pay dividends in kind on the Holding Preferred Stock by one year.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

3.3	Certificate of Amendment of Amended and Restated Certificate of Designation of Holding

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 10, 2003, the Registrant filed a current report on Form 8-K in connection with the amendment of the certificate of Designation to the Holding Preferred Stock.

______________

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER HOLDING CORP., a Delaware corporation
August 8, 2003	by:	/s/ PATRICK G. YOUNT

Patrick G. Yount Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)