Form 10-Q
period 2004-03-31
RIVER HOLDING CORP
filed 2004-05-10
CIK 1061892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number—333-56097

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

The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 9,069,293 on May 7, 2004.

RIVER HOLDING CORP. AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2004

i

RIVER HOLDING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(amounts in thousands)

	March 31, 2004	December 31, 2003
CURRENT ASSETS:

Cash	$6,299	$6,682
Accounts receivable, less allowance for doubtful accounts of $1,217 and $1,156 at March 31, 2004 and December 31, 2003, respectively	27,319	25,107
Inventories, net	24,074	23,829
Other current assets	2,455	2,505

Total current assets	60,147	58,123

PROPERTY, PLANT AND EQUIPMENT, net	41,048	41,154

GOODWILL	39,822	41,410
DEFERRED FINANCING AND OTHER COSTS, net of accumulated amortization of $5,457 and $5,188 at March 31, 2004 and December 31, 2003, respectively	6,169	6,457
OTHER ASSETS	581	536

Total other assets	46,572	48,403

Total assets	$147,767	$147,680

See notes to condensed consolidated statements

RIVER HOLDING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
CURRENT LIABILITIES:
Current portion of bank notes payable	$8,968	$9,178
Accounts payable	10,652	9,175
Accrued liabilities	17,714	16,973

Total current liabilities	37,334	35,326

INTEREST PAYABLE TO AFFILIATES	11,161	9,760

NOTES PAYABLE TO AFFILIATES	39,317	39,317

BANK NOTES PAYABLE, net of current portion	50,176	54,377

SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000

MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value; 2,990 shares authorized; 556 shares issued and outstanding at March 31, 2004 and December 31, 2003; liquidation preference, $58,550	55,166	55,147
Accrued preferred stock dividend, payable in kind	2,932	1,333

	58,098	56,480

OTHER NON-CURRENT LIABILITIES	2,237	2,316

Total liabilities	313,323	312,576

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ DEFICIT:
Junior preferred stock, $0.01 par value; 10 shares authorized; 3 shares outstanding at March 31, 2004 and December 31, 2003	4,076	3,960
Common stock, $0.01 par value; 42,000 shares authorized; 9,144 issued and 9,069 outstanding at March 31, 2004 and December 31, 2003	97,848	97,848
Additional paid in capital	881	881
Treasury stock, at cost, 75 shares at March 31, 2004 and December 31, 2003	(75)	(75)
Cumulative translation adjustment	5,973	7,312
Accumulated deficit	(274,259)	(274,822)

Total stockholders’ deficit	(165,556)	(164,896)

Total liabilities and stockholders’ deficit	$147,767	$144,710

See notes to condensed consolidated statements

RIVER HOLDING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
NET SALES	$50,183	$45,879
COST OF SALES	26,786	26,586

Gross Profit	23,397	19,293
OPERATING EXPENSES:
Distribution, selling, general & administrative	14,106	12,757
Research and development	859	640

	14,965	13,397

Income from operations	8,432	5,896

INTEREST EXPENSE AND OTHER, net	7,080	5,261

Net income before provision for income taxes	1,352	635

PROVISION FOR INCOME TAXES	674	681

Net income (loss)	$678	$(46)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation (loss) gain	(1,339)	721

Comprehensive (loss) income	$(661)	$675

See notes to condensed consolidated statements

RIVER HOLDING CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$678	$(46)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	3,037	2,961
Amortization of deferred financing costs	269	464
Accrued mandatorily redeemable preferred stock dividends, payable in-kind	1,618	—
Interest payable to affiliates	1,402	1,064
Provision for bad debts	88	197
Loss (gain) on disposal of property, plant and equipment	11	(6)
Changes in operating assets and liabilities:
Accounts receivable	(2,618)	342
Inventories	(422)	1,413
Other current assets	13	(799)
Other assets	(46)	(19)
Accounts payable	1,543	(625)
Accrued liabilities	885	2,047
Other non-current liabilities	18	12

Net cash provided by operating activities	6,476	7,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,024)	(1,723)
Proceeds from sales of property, plant and equipment	2	17

Net cash used in investing activities	(3,022)	(1,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank notes payable	(4,317)	(7,734)
Proceeds from bank borrowings	408	1,582
Payment of capital lease obligations	(14)	(13)

Net cash used in financing activities	(3,923)	(6,165)

Effect of exchange rate changes on cash	86	(292)

NET DECREASE IN CASH	(383)	(1,158)

CASH, beginning of period	6,682	6,425

CASH, end of period	$6,299	$5,267

See notes to condensed consolidated statements

	Three Months Ended
	March 31, 2004	March 31, 2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$932	$1,076

Income taxes (primarily foreign)	$365	$1,138

NON-CASH FINANCING ACTIVITIES:

Preferred dividends accrued or paid-in-kind	$116	$1,533

See notes to condensed consolidated statements

RIVER HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements. River Holding Corp. (“Holding”) is a holding company with no other operations than those of its majority owned subsidiary, Hudson Respiratory Care Inc. (“Hudson” or the “Company”). The condensed consolidated financial statements included herein have been prepared by Holding and Hudson, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2004, the results of operations for the three month period ended March 31, 2004 and March 31, 2003 and statements of cash flows for the three month period ended March 31, 2004 and March 31, 2003 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although Holding believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with Holding’s 2003 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be achieved for a full year.

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

Stock Based Compensation

Holding accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations. Holding has adopted the disclosure provisions of Statement Financial Accounting Standards (“SFAS “) 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” No stock-based employee compensation expense is recognized in net income for any of the periods presented. Had compensation expense for Holding’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS 123, Holding’s net income would have been adjusted to the pro forma amounts indicated below (amounts in thousands):

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$678	$(46)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	33	3

Pro forma net income (loss)	$645	$(49)

Stock Based Compensation

Under the fair-value method, compensation expense is measured at the grant date based on the fair value of the award using an option-pricing model. Compensation expense is recognized on a straight-line basis over the vesting period. The fair value of employee stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002: risk-free interest rates of

2.00% and 2.83%, respectively; dividend yield of 0% for all years; expected lives of three years and four years, respectively, and volatility of 50% for both years.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2. Inventories. Inventories consisted of the following (amounts in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$4,587	$4,558
Work-in-process	5,113	4,955
Finished goods	14,374	14,316

	$24,074	$23,829

3. Geographic and Segment Information. Holding presents segment information externally based on how management uses financial data internally to make operating decisions and assess performance. Holding has two operating segments: guarantor, primarily the United States and non-guarantor, primarily international. The non-guarantor subsidiaries consist principally of Hudson AB and subsidiaries (whose operations are principally international). Under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” Holding’s operating segments are the same as its reporting segments.

Holding sells respiratory care and anesthesia products to distributors and medical facilities throughout the United States and internationally. Operating results of Holding’s various product groups have been aggregated because of their common characteristics and their reliance on shared operating functions. Holding operates primarily in the United States and in Europe.

Holding’s sales and percentage of sales by geographic region for the three months ending March 31, 2004 and 2003 are as follows (amounts in thousands):

	Three Months Ended
	March 31, 2004		March 31, 2003
United States	$34,454	68.6%	$33,573	73.2%
Europe	9,824	19.6	7,052	15.4
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	3,140	6.3	3,355	7.3
Canada	794	1.6	564	1.2
Other international	1,971	3.9	1,335	2.9

	$50,183	100.0%	$45,879	100.0%

Holding’s sales and percentage of sales by product group for the three months ending March 31, 2004, and 2003 are as follows (amounts in thousands):

	Three Months Ended
	March 31, 2004		March 31, 2003
Oxygen Therapy	$14,897	29.7%	$13,264	28.9%
Airway Management	11,834	23.6	11,803	25.7
Humidification	11,464	22.8	10,676	23.3
Aerosol Therapy	11,987	23.9	10,136	22.1

	$50,183	100.0%	$45,879	100.0%

The Company is the 100% owner of certain subsidiaries that do not guarantee the Company’s senior subordinated notes and certain bank debt. The following tables disclose required consolidating financial information for guarantor and non-guarantor subsidiaries (amounts in thousands):

RIVER HOLDING CORP. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

ASSETS

	March 31, 2004
	River	Guarantor	Non- Guarantor	Eliminations	Total
CURRENT ASSETS:
Cash	$—	$3,887	$2,412	$—	$6,299
Accounts receivable	—	18,897	8,422	—	27,319
Intercompany receivables, net	—	—	1,169	(1,169)	—
Inventories	—	20,946	4,432	(1,304)	24,074
Other current assets	—	1,499	956	—	2,455

Total current assets	—	45,229	17,391	(2,473)	60,147

PROPERTY, PLANT AND EQUIPMENT, NET	3,121	35,841	2,086	—	41,048

GOODWILL	—	—	39,822	—	39,822
DEFERRED FINANCING AND OTHER ASSETS, net	—	6,169	—	—	6,169
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	—	28,636	4,000	(32,636)	—
OTHER ASSETS	13	1,262	26	(720)	581

Total other assets	13	36,067	43,848	(33,356)	46,572

	$3,134	$117,137	$63,325	$(35,829)	$147,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of bank notes payable	$—	$3,680	$5,288	$—	$8,968
Accounts payable	—	9,098	1,554	—	10,652
Intercompany payables, net	—	1,169	—	(1,169)	—
Accrued liabilities	—	13,995	3,719	—	17,714

Total current liabilities	—	27,942	10,561	(1,169)	37,334
INTEREST PAYABLE TO AFFILIATES	—	7,612	3,549	—	11,161
NOTES PAYABLE TO AFFILIATES	—	26,951	12,366	—	39,317
BANK NOTES PAYABLE, net of current portion	—	43,576	6,600	—	50,176
SENIOR SUBORDINATED NOTES PAYABLE	—	115,000	—	—	115,000
MANDATORILY REDEEMABLE PREFERRED STOCK	—	58,098	—	—	58,098
OTHER NON-CURRENT LIABILITIES	671	215	2,071	(720)	2,237

Total liabilities	671	279,394	35,147	(1,889)	313,323

STOCKHOLDERS’ EQUITY (DEFICIT)	2,463	(162,257)	28,178	(33,940)	(165,556)

	$3,134	$117,137	$63,325	$(35,829)	$147,767

RIVER HOLDING CORP. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

ASSETS

	December 31, 2003
	River	Guarantor	Non- Guarantor	Eliminations	Total
CURRENT ASSETS:
Cash	$—	$3,690	$2,992	$—	$6,682
Accounts receivable	—	17,938	7,169	—	25,107
Intercompany receivables, net	—	—	1,694	(1,694)	—
Inventories	—	20,419	4,605	(1,195)	23,829
Other current assets	—	1,587	918	—	2,505

Total current assets	—	43,634	17,378	(2,889)	58,123

PROPERTY, PLANT AND EQUIPMENT, NET	3,677	35,480	1,997	—	41,154

GOODWILL	—	—	41,410	—	41,410
DEFERRED FINANCING AND OTHER ASSETS, net	—	6,457	—	—	6,457
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	—	28,636	4,000	(32,636)	—
OTHER ASSETS	13	1,216	27	(720)	536

Total other assets	13	36,309	45,437	(33,356)	48,403

	$3,690	$115,423	$64,812	$(36,245)	$147,680

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of bank notes payable	$—	$3,680	$5,498	$—	$9,178
Accounts payable	—	7,170	2,005	—	9,175
Intercompany payables, net	—	1,694	—	(1,694)	—
Accrued liabilities	—	13,459	3,514	—	16,973

Total current liabilities	—	26,003	11,017	(1,694)	35,326

INTEREST PAYABLE TO AFFILIATES	—	6,720	3,040	—	9,760
NOTES PAYABLE TO AFFILIATES	—	26,951	12,366	—	39,317
BANK NOTES PAYABLE, net of current portion	—	46,552	7,825	—	54,377
SENIOR SUBORDINATED NOTES PAYABLE	—	115,000	—	—	115,000
MANDATORILY REDEEMABLE PREFERRED STOCK	—	56,480	—	—	56,480
OTHER NON-CURRENT LIABILITIES	671	229	2,136	(720)	2,316

Total liabilities	671	277,935	36,384	(2,414)	312,576

STOCKHOLDERS’ EQUITY (DEFICIT)	3,019	(162,512)	28,428	(33,831)	(164,896)

	$3,690	$115,423	$64,812	$(36,245)	$147,680

RIVER HOLDING CORP. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2004
	River	Guarantor	Non- Guarantor	Eliminations	Total
NET SALES	$—	$42,514	$12,399	$(4,730)	$50,183
COST OF SALES	556	25,289	5,562	(4,621)	26,786

Gross Profit	(556)	17,225	6,837	(109)	23,397
OPERATING EXPENSES:
Distribution, selling, general and administrative	—	10,159	3,947	—	14,106
Research and development	—	536	323	—	859

	—	10,695	4,270	—	14,965

(Loss) income from operations	(556)	6,530	2,567	(109)	8,432
INTEREST EXPENSE AND OTHER, net:	—	6,295	785	—	7,080

(Loss) income before provision for income taxes	(556)	235	1,782	(109)	1,352
PROVISION FOR INCOME TAXES	—	(32)	706	—	674

Net (loss) income	$(556)	$267	$1,076	$(109)	$678

	Three Months Ended March 31, 2003
	River	Guarantor	Non- Guarantor	Eliminations	Total
NET SALES	$—	$40,320	$10,009	$(4,450)	$45,879
COST OF SALES	556	25,540	4,892	(4,402)	26,586

Gross Profit	(556)	14,780	5,117	(48)	19,293
OPERATING EXPENSES:
Distribution, selling, general and administrative	—	9,744	3,013	—	12,757
Research and development	—	358	282	—	640

	—	10,102	3,295	—	13,397

(Loss) income from operations	(556)	4,678	1,822	(48)	5,896
INTEREST EXPENSE AND OTHER, net:	—	4,605	656	—	5,261

(Loss) income before provision for income taxes	(556)	73	1,166	(48)	635
PROVISION FOR INCOME TAXES	—	165	516	—	681

Net (loss) income	$(556)	$(92)	$650	$(48)	$(46)

RIVER HOLDING CORP. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2004
	River	Guarantor	Non- Guarantor	Total
Net cash provided by operating activities	$—	$5,808	$668	$6,476
Net cash used in investing activities	—	(2,628)	(394)	(3,022)
Net cash used in financing activities	—	(2,971)	(952)	(3,923)
Effect of exchange rate changes on cash	—	(12)	98	86

NET INCREASE (DECREASE) IN CASH	—	197	(580)	(383)
CASH, beginning of period	—	3,690	2,992	6,682

CASH, end of period	$—	$3,887	$2,412	$6,299

	Three Months Ended March 31, 2003
	River	Guarantor	Non- Guarantor	Total
Net cash provided by operating activities	$—	$6,485	$520	$7,005
Net cash used in investing activities	—	(1,566)	(140)	(1,706)
Net cash used in provided by financing activities	—	(5,563)	(602)	(6,165)
Effect of exchange rate changes on cash	—	6	(298)	(292)

NET DECREASE IN CASH	—	(638)	(520)	(1,158)
CASH, beginning of period	—	3,568	2,857	6,425

CASH, end of period	$—	$2,930	$2,337	$5,267

4. Commitments and Contingencies. Holding is not a party to any material lawsuits or other proceedings. While the result of Holding’s other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company.

Self Insurance. Holding self-insures the majority of its medical benefit programs and workers’ compensation whereby Holding directly assumes the liability for employee medical and dental claims presented, subject to per-claim and aggregate maximums. Reserves for medical claim losses (including retiree benefits) totaling approximately $0.9 million and $1.1 million at March 31, 2004 and December 31, 2003, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. Holding maintains excess coverage on an aggregate claim basis. Additionally, Holding is self-insured for workers’ compensation. Reserves for workers’ compensation claim losses totaling approximately $0.9 million and $0.8 million at March 31, 2004 and December 31, 2003, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. Holding maintains excess coverage on an individual and aggregate claim basis. A third-party administrator processes all employee medical claims and requires Holding to collateralize a portion of its potential payment liability through the use of standby letters of credit. The standby letters of credit are issued for one-year periods with automatic annual extensions until such time the third-party administrator determines all outstanding claims for the policy period have been paid. As of March 31, 2004, Holding had issued three such standby letters of credit totaling approximately $1.6 million.

5. Bank Notes Payable. Total borrowings as of March 31, 2004 were $59.1 million, which consisted of $17.2 million under the Revolving A Facility, $30.0 million under the Term B Facility and $11.9 million under the HRCI AB Facility. As of March 31, 2004, $11.7 million was available for borrowing. As of March 31, 2004, the fair value of the bank notes payable approximated the face value.

At March 31, 2004, Holding was in compliance with all provisions of its debt securities.

6. Mandatorily Redeemable Preferred Stock. At March 31, 2004 the redemption amount was $58.5 million, of which $55.6 million relates to issued shares and $2.9 million to accrued but not issued shares. The maximum amount the Company will pay on April 15, 2010, the mandatory redemption date will be $115.0 million and will be accreted at a rate per annum of 11 ½% with dividends being paid in kind and not in cash.

7. Subsidiary Financials. Because Holding is a holding company with no operations other than those of the Company, the unaudited condensed financial statements of the Company have been included.

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(amounts in thousands)

	March 31, 2004	December 31, 2003
CURRENT ASSETS:

Cash	$6,299	$6,682
Accounts receivable, less allowance for doubtful accounts of $1,217 and $1,156 at March 31, 2004 and December 31, 2003, respectively	27,319	25,107
Inventories, net	24,074	23,829
Other current assets	2,455	2,505

Total current assets	60,147	58,123

PROPERTY, PLANT AND EQUIPMENT, net	37,927	37,477

GOODWILL	39,822	41,410
DEFERRED FINANCING AND OTHER COSTS, net of accumulated amortization of $5,457 and $5,188 at March 31, 2004 and December 31, 2003, respectively	6,169	6,457
OTHER ASSETS	1,288	1,243

Total other assets	47,279	49,110

Total assets	$145,353	$144,710

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
CURRENT LIABILITIES:
Current portion of bank notes payable	$8,968	$9,178
Accounts payable	10,652	9,175
Accrued liabilities	17,714	16,973

Total current liabilities	37,334	35,326

INTEREST PAYABLE TO AFFILIATES	11,161	9,760

NOTES PAYABLE TO AFFILIATES	39,317	39,317

BANK NOTES PAYABLE, net of current portion	50,176	54,377

SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000

MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value; 2,990 shares authorized; 556 shares issued and outstanding at March 31, 2004 and December 31, 2003; liquidation preference, $58,550	55,166	55,147
Accrued preferred stock dividend, payable in kind	2,932	1,333

	58,098	56,480

OTHER NON-CURRENT LIABILITIES	2,286	2,365

Total liabilities	313,372	312,625

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ DEFICIT:
Junior preferred stock, $0.01 par value; 10 shares authorized; 3 shares outstanding at March 31, 2004 and December 31, 2003	4,076	3,960
Common stock, $0.01 par value; 42,000 shares authorized; 10,654 issued and outstanding at March 31, 2004 and December 31, 2003	98,258	98,258
Additional paid in capital	881	881
Cumulative translation adjustment	5,509	6,848
Accumulated deficit	(276,743)	(277,862)

Total stockholders’ deficit	(168,019)	(167,915)

Total liabilities and stockholders’ deficit	$145,353	$144,710

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
NET SALES	$50,183	$45,879
COST OF SALES	26,230	26,030

Gross Profit	23,953	19,849
OPERATING EXPENSES:
Distribution, selling, general & administrative	14,106	12,757
Research and development	859	640

	14,965	13,397

Income from operations	8,988	6,452

INTEREST EXPENSE AND OTHER, net	7,080	5,261

Net income before provision for income taxes	1,908	1,191

PROVISION FOR INCOME TAXES	674	681

Net income	$1,234	$510

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation (loss) gain	(1,339)	721

Comprehensive (loss) income	$(105)	$1,231

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,234	$510
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	2,481	2,405
Amortization of deferred financing costs	269	464
Accrued mandatorily redeemable preferred stock dividends, payable in-kind	1,618	—
Interest payable to affiliates	1,402	1,064
Provision for bad debts	88	197
Loss (gain) on disposal of property, plant and equipment	11	(6)
Changes in operating assets and liabilities:
Accounts receivable	(2,618)	342
Inventories	(422)	1,413
Other current assets	13	(799)
Other assets	(46)	(19)
Accounts payable	1,543	(625)
Accrued liabilities	885	2,047
Other non-current liabilities	18	12

Net cash provided by operating activities	6,476	7,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,024)	(1,723)
Proceeds from sales of property, plant and equipment	2	17

Net cash used in investing activities	(3,022)	(1,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank notes payable	(4,317)	(7,734)
Proceeds from bank borrowings	408	1,582
Payment of capital lease obligations	(14)	(13)

Net cash used in financing activities	(3,923)	(6,165)

Effect of exchange rate changes on cash	86	(292)

NET DECREASE IN CASH	(383)	(1,158)

CASH, beginning of period	6,682	6,425

CASH, end of period	$6,299	$5,267

See notes to condensed consolidated statements

	Three Months Ended
	March 31, 2004	March 31, 2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$932	$1,076

Income taxes (primarily foreign)	$365	$1,138

NON-CASH FINANCING ACTIVITIES:

Preferred dividends accrued or paid-in-kind	$116	$1,533

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2004, the results of operations for the three month periods ended March 31, 2004 and March 31, 2003 and statements of cash flows for the three month periods ended March 31, 2004 and March 31, 2003 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company’s 2003 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be achieved for a full year.

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

Stock Based Compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” No stock-based employee compensation expense is recognized in net income for any of the periods presented. Had compensation expense for the Company’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below (amounts in thousands):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$1,234	$510
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	33	3

Pro forma net income	$1,201	$507

Under the fair-value method, compensation expense is measured at the grant date based on the fair value of the award using an option-pricing model. Compensation expense is recognized on a straight-line basis over the vesting period. The fair value of employee stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002: risk-free interest rates of

2.00% and 2.83%, respectively; dividend yield of 0% for all years; expected lives of three years and four years, respectively, and volatility of 50% for both years.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2. Inventories. Inventories consisted of the following (amounts in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$4,587	$4,558
Work-in-process	5,113	4,955
Finished goods	14,374	14,316

	$24,074	$23,829

3. Geographic and Segment Information. The Company presents segment information externally based on how management uses financial data internally to make operating decisions and assess performance. The Company has two operating segments: guarantor, primarily the United States and non-guarantor, primarily international. The non-guarantor subsidiaries consist principally of Hudson AB and subsidiaries (whose operations are principally international). Under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s operating segments are the same as its reporting segments.

The Company sells respiratory care and anesthesia products to distributors and medical facilities throughout the United States and internationally. Operating results of the Company’s various product groups have been aggregated because of their common characteristics and their reliance on shared operating functions. The Company operates primarily in the United States and in Europe.

The Company’s sales and percentage of sales by geographic region for the three months ending March 31, 2004 and 2003 are as follows (amounts in thousands):

	Three Months Ended
	March 31, 2004		March 31, 2003
United States	$34,454	68.6%	$33,573	73.2%
Europe	9,824	19.6	7,052	15.4
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	3,140	6.3	3,355	7.3
Canada	794	1.6	564	1.2
Other international	1,971	3.9	1,335	2.9

	$50,183	100.0%	$45,879	100.0%

The Company’s sales and percentage of sales by product group for the three months ending March 31, 2004, and 2003 are as follows (amounts in thousands):

	Three Months Ended
	March 31, 2004		March 31, 2003
Oxygen Therapy	$14,897	29.7%	$13,264	28.9%
Airway Management	11,834	23.6	11,803	25.7
Humidification	11,464	22.8	10,676	23.3
Aerosol Therapy	11,987	23.9	10,136	22.1

	$50,183	100.0%	$45,879	100.0%

The Company is the 100% owner of certain subsidiaries that do not guarantee the Company’s senior subordinated notes and certain bank debt. The following tables disclose required consolidating financial information for guarantor and non-guarantor subsidiaries (amounts in thousands):

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

ASSETS

	March 31, 2004
	Guarantor	Non- Guarantor	Eliminations	Total
CURRENT ASSETS:
Cash	$3,887	$2,412	$—	$6,299
Accounts receivable	18,897	8,422	—	27,319
Intercompany receivables, net	—	1,169	(1,169)	—
Inventories	20,946	4,432	(1,304)	24,074
Other current assets	1,499	956	—	2,455

Total current assets	45,229	17,391	(2,473)	60,147

PROPERTY, PLANT AND EQUIPMENT, NET	35,841	2,086	—	37,927

GOODWILL	—	39,822	—	39,822
DEFERRED FINANCING COSTS, net	6,169	—	—	6,169
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	28,636	4,000	(32,636)	—
OTHER ASSETS	1,262	26	—	1,288

Total other assets	36,067	43,848	(32,636)	47,279

	$117,137	$63,325	$(35,109)	$145,353

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of bank notes payable	$3,680	$5,288	$—	$8,968
Accounts payable	9,098	1,554	—	10,652
Intercompany payables, net	1,169	—	(1,169)	—
Accrued liabilities	13,995	3,719	—	17,714

Total current liabilities	27,942	10,561	(1,169)	37,334

INTEREST PAYABLE TO AFFILIATES	7,612	3,549	—	11,161
NOTES PAYABLE TO AFFILIATES	26,951	12,366	—	39,317
BANK NOTES PAYABLE, net of current portion	43,576	6,600	—	50,176
SENIOR SUBORDINATED NOTES PAYABLE	115,000	—	—	115,000
MANDATORILY REDEEMBABLE PREFERRED STOCK	58,098	—	—	58,098
OTHER NON-CURRENT LIABILITIES	215	2,071	—	2,286

Total liabilities	279,394	35,147	(1,169)	313,372

STOCKHOLDERS’ EQUITY (DEFICIT)	(162,257)	28,178	(33,940)	(168,019)

	$117,137	$63,325	$(35,109)	$145,353

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

ASSETS

	December 31, 2003
	Guarantor	Non- Guarantor	Eliminations	Total
CURRENT ASSETS:
Cash	$3,690	$2,992	$—	$6,682
Accounts receivable	17,938	7,169	—	25,107
Intercompany receivables, net	—	1,694	(1,694)	—
Inventories	20,419	4,605	(1,195)	23,829
Other current assets	1,587	918	—	2,505

Total current assets	43,634	17,378	(2,889)	58,123

PROPERTY, PLANT AND EQUIPMENT, NET	35,480	1,997	—	37,477

GOODWILL	—	41,410	—	41,410
DEFERRED FINANCING COSTS, net	6,457	—	—	6,457
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	28,636	4,000	(32,636)	—
OTHER ASSETS	1,216	27	—	1,243

Total other assets	36,309	45,437	(32,636)	49,110

	$115,423	$64,812	$(35,525)	$144,710

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of bank notes payable	$3,680	$5,498	$—	$9,178
Accounts payable	7,170	2,005	—	9,175
Intercompany payables, net	1,694	—	(1,694)	—
Accrued liabilities	13,459	3,514	—	16,973

Total current liabilities	26,003	11,017	(1,694)	35,326

INTEREST PAYABLE TO AFFILIATES	6,720	3,040	—	9,760
NOTES PAYABLE TO AFFILIATES	26,951	12,366	—	39,317
BANK NOTES PAYABLE, net of current portion	46,552	7,825	—	54,377
SENIOR SUBORDINATED NOTES PAYABLE	115,000	—	—	115,000
MANDATORILY REDEEMABLE PREFERRED STOCK	56,480	—	—	56,480
OTHER NON-CURRENT LIABILITIES	229	2,136	—	2,365

Total liabilities	277,935	36,384	(1,694)	312,625

STOCKHOLDERS’ EQUITY (DEFICIT)	(162,512)	28,428	(33,831)	(167,915)

	$115,423	$64,812	$(35,525)	$144,710

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2004
	Guarantor	Non- Guarantor	Eliminations	Total
NET SALES	$42,514	$12,399	$(4,730)	$50,183
COST OF SALES	25,289	5,562	(4,621)	26,230

Gross Profit	17,225	6,837	(109)	23,953
OPERATING EXPENSES:
Distribution, selling, general and administrative	10,159	3,947	—	14,106
Research and development	536	323	—	859

	10,695	4,270	—	14,965

Income from operations	6,530	2,567	(109)	8,988
INTEREST EXPENSE AND OTHER, net:	6,295	785		7,080

Income before provision for income taxes	235	1,782	(109)	1,908
(BENEFIT) PROVISION FOR INCOME TAXES	(32)	706	—	674

Net income	$267	$1,076	$(109)	$1,234

	Three Months Ended March 31, 2003
	Guarantor	Non- Guarantor	Eliminations	Total
NET SALES	$40,320	$10,009	$(4,450)	$45,879
COST OF SALES	25,540	4,892	(4,402)	26,030

Gross Profit	14,780	5,117	(48)	19,849
OPERATING EXPENSES:
Distribution, selling, general and administrative	9,744	3,013	—	12,757
Research and development	358	282	—	640

	10,102	3,295	—	13,397

Income from operations	4,678	1,822	(48)	6,452
INTEREST EXPENSE AND OTHER, net:	4,605	656		5,261

Income (loss) before provision for income taxes	73	1,166	(48)	1,191
PROVISION FOR INCOME TAXES	165	516	—	681

Net (loss) income	$(92)	$650	$(48)	$510

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2004
	Guarantor	Non- Guarantor	Total
Net cash provided by operating activities	$5,808	$668	$6,476
Net cash used in investing activities	(2,628)	(394)	(3,022)
Net cash used in financing activities	(2,971)	(952)	(3,923)
Effect of exchange rate changes on cash	(12)	98	86

NET INCREASE (DECREASE) IN CASH	197	(580)	(383)
CASH, beginning of period	3,690	2,992	6,682

CASH, end of period	$3,887	$2,412	$6,299

	Three Months Ended March 31, 2003
	Guarantor	Non- Guarantor	Total
Net cash provided by operating activities	$6,485	$520	$7,005
Net cash used in investing activities	(1,566)	(140)	(1,706)
Net cash used in financing activities	(5,563)	(602)	(6,165)
Effect of exchange rate changes on cash	6	(298)	(292)

NET DECREASE IN CASH	(638)	(520)	(1,158)
CASH, beginning of period	3,568	2,857	6,425

CASH, end of period	$2,930	$2,337	$5,267

4. Commitments and Contingencies. The Company is not a party to any material lawsuits or other proceedings. While the result of the Company’s other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company.

Self Insurance. The Company self-insures the majority of its medical benefit programs and workers’ compensation whereby the Company directly assumes the liability for employee medical and dental claims presented, subject to per-claim and aggregate maximums. Reserves for medical claim losses (including retiree benefits) totaling approximately $0.9 million and $1.1 million at March 31, 2004 and December 31, 2003, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company maintains excess coverage on an aggregate claim basis. Additionally, the Company is self-insured for workers’ compensation. Reserves for workers’ compensation claim losses totaling approximately $0.9 million and $0.8 million at March 31, 2004 and December 31, 2003, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company maintains excess coverage on an individual and aggregate claim basis. A third-party administrator processes all employee medical claims and requires the Company to collateralize a portion of its potential payment liability through the use of standby letters of credit. The standby letters of credit are issued for one-year periods with automatic annual extensions until such time the third-party administrator determines all outstanding claims for the policy period have been paid. As of March 31, 2004, the Company had issued three such standby letters of credit totaling approximately $1.6 million.

5. Bank Notes Payable. Total borrowings as of March 31, 2004 were $59.1 million, which consisted of $17.2 million under the Revolving A Facility, $30.0 million under the Term B Facility and $11.9 million under the HRCI AB Facility. As of March 31, 2004, $11.7 million was available for borrowing. As of March 31, 2004, the fair value of the bank notes payable approximated the face value.

At March 31, 2004, the Company was in compliance with all provisions of its debt securities.

6. Mandatorily Redeemable Preferred Stock. At March 31, 2004 the redemption amount was $58.5 million, of which $55.6 million relates to issued shares and $2.9 million to accrued but not issued shares. The maximum amount the Company will pay on April 15, 2010, the mandatory redemption date will be $115.0 million and will be accreted at a rate per annum of 11 ½% with dividends being paid in kind and not in cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because River Holding Corp. (“Holding”) is a holding company with no operations other than those of Hudson Respiratory Care Inc. (the “Company” or “Hudson”), the following discussion throughout this section relates primarily to the Company. The following discussion of Holding and the Company’s consolidated historical results of operations and financial condition should be read in conjunction with the consolidated financial statements of Holding and the Company and the notes thereto included elsewhere in this Form 10-Q and the 2003 Form 10-K.

Holding’s acquisition of a majority of the Company’s stock was accounted for as a purchase. As a result of Holding’s acquisition of the Company, Holding recorded property, plant and equipment at fair value. Additional depreciation expense related to the allocation of purchase price at fair value to depreciable assets of $0.6 million was recorded in the first three months of 2004 and 2003. The remaining value of the step-up in basis to fair value was approximately $3.1 million at March 31, 2004.

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

General

The Company manufactures and markets products for use in respiratory care and anesthesia. The products for each market are similar and often overlap, as do the distribution channels. The Company categorizes its products into four clinical product groups: (i) oxygen therapy; (ii) airway management; (iii) humidification; and (iv) aerosol therapy. Although the Company’s sales efforts differ depending on the clinical use of its products, management focuses on geographic segments for strategic decision making.

Category	Examples of Products
Oxygen Therapy	Oxygen masks, cannulae, oxygen tubing, prefilled and refillable humidifiers, oxygen regulators, cylinder carts and bases, oxygen analyzers/monitors, oxygen sensors, and adaptors and connectors

Airway Management	Oral airways, SHERIDAN® endotracheal tubes, Voldyne® incentive breathing exercisers (IBEs), disposable and re-useable resuscitation bags, hyperinflation bags, breathing bags, air cushion masks, anesthesia circuits, filters and Ventilarm® monitors

Humidification	ConchaTherm® heated humidifiers and accessories, Humid-Heat® system and accessories, Concha® water, ConchaPak®, Aqua+® and Humid-Vent® HMEs, volume ventilator circuits, heated wire circuits, neonatal CPAP and CPAP heated humidifiers

Aerosol Therapy	AquaTherm® and ThermaGard® nebulizer heaters, aerosol masks, prefilled and refillable large volume nebulizers, aerosol tubing, unit dose solutions, small volume nebulizers, peak flow meters, spacers/changers and compressor accessories

The Company’s results of operations may fluctuate significantly from quarter to quarter as a result of a number of factors, including, among others, (i) the buying patterns of the Company’s distributors, group purchasing organizations (“GPOs”) and other purchasers of the Company’s products, (ii) forecasts regarding the severity of the annual cold and flu season, (iii) announcements of new product introductions by the Company or its competitors, (iv) changes in the Company’s pricing of its products and the prices offered by the Company’s competitors and (v) variability in the number of shipping days in a given quarter.

Results of Operations

The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company’s net sales.

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Net sales	$50,183	$45,879
Cost of sales	26,230	26,030

Gross profit	23,953	19,849

Distribution expenses	3,047	2,356
Selling expenses	5,890	5,458
General and administrative expenses	5,169	4,943
Research and development expenses	859	640

Total operating expenses	14,965	13,397

Income from operations	8,988	6,452
Interest expense and other, net	7,080	5,261

Net income before provision for income taxes	1,908	1,191
Provision for income taxes	674	681

Net income	$1,234	$510

	Three Months Ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	52.3	56.7

Gross profit	47.7	43.3

Distribution expenses	6.1	5.1
Selling expenses	11.7	11.9
General and administrative expenses	10.3	10.8
Research and development expenses	1.7	1.4

Total operating expenses	29.8	29.2

Income from operations	17.9	14.1
Interest expense and other, net	14.1	11.5

Net income before provision for income taxes	3.8	2.6
Provision for income taxes	1.3	1.5

Net income	2.5%	1.1%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net sales were $50.2 million in the first quarter of 2004 as compared to $45.9 million in the first quarter of 2003, representing an increase of $4.3 million or 9.4%. This increase was driven by sales into the European market which increased by $2.8 million equally attributable to favorable changes in exchange rates and greater volume; sales into the U.S. which were up $0.9 million primarily due to greater volume; and sales into Latin America which increased by $0.6 million primarily due to greater volume. Overall, sales increased from greater unit volume of $2.9 million, the impact of favorable changes in exchange rates resulting from a weakened U.S. dollar of $1.2 million and increases in prices of $0.2 million.

Sales of Aerosol Therapy products increased by $1.9 million due to greater volume into the U.S and Europe and favorable changes in exchange rates from sales into Europe ($0.2 million). Sales of Oxygen Therapy products increased by $1.6 million due to greater volume into Europe and the U.S and favorable changes in exchange rates from sales into Europe ($0.4 million). Sales of Humidification products increased by $0.8 million equally attributable to greater volume into Latin America and favorable changes in exchange rates from sales into Europe. Sales of Airway Management products were relatively unchanged with the impact of favorable changes in exchange rates of $0.2 million from sales into Europe, offset by a slight decrease in volume of $0.2 million.

The Company’s gross profit for the first quarter of 2004 was $24.0 million, an increase of $4.1 million or 20.7% from the first quarter of 2003. As a percentage of sales, the gross profit was 47.7% and 43.3% for the first quarter of 2004 and 2003, respectively. The increase in gross profit was attributable to greater sales volume of $1.1 million primarily in the European market, the favorable impact of the weakening value of the U.S. Dollar as compared to other countries’ currencies in which the Company distributes its products ($1.0 million or 0.6 margin points) and lower manufacturing costs ($2.0 million or 3.8 margin points). The $2.0 million reduction in manufacturing costs was driven by reduced spending associated with transition expenses related to the move of the Argyle, New York facility to Tecate, Mexico ($1.1 million or 2.0 margin points) and improvements in plant utilization ($0.9 million or 1.7 margin points). Other improvements contributed 0.1 margin point.

Distribution expenses were $3.0 million for the first quarter of 2004 as compared to $2.4 million in the first quarter of 2003, representing an increase of $0.6 million or 29.3%. The increase was primarily attributable to higher transportation expenses of $0.3 million, greater volume of $0.2 million and unfavorable changes in exchange rates of $0.1 million. As a percentage of sales, distribution expense was 6.1% in the first quarter of 2004 as compared to 5.1% in the first quarter of 2003.

Selling expenses were $5.9 million for the first quarter of 2004 as compared to $5.5 million in the first quarter of 2003, representing an increase of $0.4 million or 7.9%. The increase was primarily attributable to unfavorable changes in exchange rates of $0.3 million and other increases of $0.1 million to support the growth in sales. As a percentage of net sales, selling expenses were 11.7% in the first quarter of 2004 as compared to 11.9% in the first quarter of 2003.

General and administrative expenses were $5.2 million in the first quarter of 2004 as compared to $4.9 million in the first quarter of 2003, representing an increase of $0.3 million or 4.6%. The increase was attributable to unfavorable changes in exchange rates of $0.1 million and other expenses of $0.2 million. As a percentage of net sales, general and administrative expenses were 10.3% in the first quarter of 2004 as compared to 10.8% in the first quarter of 2003.

Interest and other expense was $7.1 million for the first quarter of 2004 as compared to $5.3 million in the first quarter of 2003, representing an increase of $1.8 million or 34.6%. The increase was primarily due to the treatment of preferred stock dividends as interest expense during 2004 (See footnote 1 on the Company’s adoption of SFAS 150).

Income tax provision was $0.7 million for the first quarter of 2004, unchanged from the first quarter of 2003 and related primarily to foreign income taxes.

Financial Condition, Liquidity and Capital Resources

The Company had working capital of $22.8 million at March 31, 2004 and December 31, 2003. Net cash provided by operating activities was $6.5 million for the three months ended March 31, 2004 as compared to $7.0 million for the three months ended March 31, 2003. The decrease in cash provided by operating activities for the current three month period was primarily due to an increase in accounts receivable and inventories compared to the prior year period.

Net cash used by investing activities was $3.0 million for the three months ended March 31, 2004 as compared to $1.7 million for the three months ended March 31, 2003. Cash used by investing activities for both periods includes capital expenditures, which include the purchase of leasehold improvements, production equipment, computer hardware, office equipment and the cost of equipment leased to customers.

Net cash used by financing activities was $3.9 million for the three months ended March 31, 2004 as compared to $6.2 million for the three months ended March 31, 2003. Cash used by financing activities for both periods resulted from repayments of long-term obligations.

As of March 31, 2004, the Company has issued to Holding 556,176 shares (including shares issued as payment in kind dividends) of Company Preferred Stock with an aggregate liquidation preference of $58.5 million. At the election of the Company, dividends may be paid in kind until April 15, 2005 and thereafter must be paid in cash. On April 15, 2004 the Company declared and issued 31,975 shares of Company Preferred Stock to Holding. The Revolving Facility currently prohibits the Company from paying cash dividends on Company Preferred Stock.

The Company believes that its sources of funding, consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $11.7 million at March 31, 2004), and its accumulated cash (totaling $6.3 million at March 31, 2004) will be sufficient to meet its current and presently anticipated short-term and long-term future needs for operating activities, investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

Contractual Obligations

The Company has contractual financial obligations consisting primarily of long-term debt, mandatorily redeemable preferred stock, capital lease obligations and non-cancelable operating leases. As of March 31, 2004, the Company had outstanding $282.7 million of indebtedness, consisting of $115.0 million of 9 1/8% Senior Subordinated Notes due 2008, mandatorily redeemable preferred stock of $58.1 million, borrowings of $47.3 million under the Company’s Revolving Facility, $11.2 million in interest payable to affiliates, $39.3 million in notes payable to affiliates and $11.8 million in outstanding borrowings under the bank facility of Hudson RCI AB, its Swedish subsidiary.

At March 31, 2004, the Company was in compliance with all provisions of its debt securities and preferred stock.

The following is a summary of the Company’s consolidated contractual obligations as of March 31, 2004 (amounts in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$282,719	$8,968	$6,482	$203,894	$63,375
Lease commitments	9,618	3,011	3,086	2,224	1,297

Total contractual obligations	$292,337	$11,979	$9,568	$206,118	$64,672

For additional information regarding Holding’s debt securities and preferred stock, reference is made to Item 7 of Holding’s Annual Report on Form 10-K, for the year ended December 31, 2003.

As Holding is a holding company, its primary source of liquidity is dividends or other distributions from the Company. Holding’s only asset is its investment in Hudson Respiratory Care, Inc. The ability of the Company to pay cash dividends or make distributions to Holding when required is restricted or prohibited under the terms of the debt instruments, including the Credit Facility. Since the Credit Agreement currently prohibits the Company from paying cash dividends to Holding, Holding may not be able to pay cash dividends to the holders of Holding Preferred Stock commencing in April 2005. In the event Holding is unable to pay cash dividends to the holders of Holding Preferred Stock for two consecutive periods, the sole remedy of the holders is the ability to elect two members to Holding’s Board of Directors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in Holding’s market risk exposure from that reported in Holding’s 10-K for the fiscal year ended December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

Holding’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation of Holding’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c)), during the period covered by this report, that such disclosure controls and procedures were effective as of the end of the period covered by this report. No changes in Holding’s internal control over financial reporting occurred during the period covered by this report that have materially affected, or is reasonably likely to material affect, Holding’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER HOLDING CORP.,
a Delaware corporation

May 7, 2004	by:	/s/ Patrick G. Yount

Patrick G. Yount
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)